Form 10-K
period 1997-12-31
TALTON HOLDINGS INC
filed 1998-03-31
CIK 1030965

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ________________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        Commission File Number  ______

                             TALTON HOLDINGS, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                         75-2680266
---------------------------------------------   --------------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                     Identification Number)

   1209 W. North Carrier Parkway, Suite 300
           Grand Prairie, TX                                  75050
---------------------------------------------   --------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code -- 972/988-3737
                                                      ------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange on Which Registered
-------------------------------     --------------------------------------------
   11 % Series B Senior Notes                      Not Applicable
        Due June 30, 2007

Securities registered pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                               (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          As of December 31, 1997, the market value for the voting and non-voting common equity held by non-affiliates of the registrant was $0.

          As of December 31, 1997, 15,800 shares of Class A common stock, par value $0.01 per share, were issued and outstanding, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Exhibits to the registrant's 1998 Registration Statement filed with the Securities and Exchange Commission (file no. 333-33639) have been incorporated by reference in Part IV of this Annual Report on Form 10-K.

                             TALTON HOLDINGS, INC.
                               Table of Contents
                               Form 10-K Report
                               December 31, 1997



Part I                                                                                  Page
------                                                                                  ----

     Item 1.     Business.............................................................     4

     Item 2.     Properties...........................................................    11

     Item 3.     Legal Proceedings....................................................    11

     Item 4.     Submission of Matters to a Vote of Security Holders..................    12

Part II
-------

     Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters    13

     Item 6.     Selected Financial Data..............................................    14

     Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................    16

     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........    23

     Item 8.     Financial Statements and Supplementary Data..........................    24

     Item 9.     Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure.............................................    73

Part III
--------

     Item 10.    Directors and Executive Officers of the Registrant...................    73

     Item 11.    Executive Compensation...............................................    76

     Item 12.    Security Ownership of Certain Beneficial Owners and Management.......    79

     Item 13.    Certain Relationships and Related Transactions.......................    80

Part IV
-------

     Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......    86

     Signatures.......................................................................    91

                                     PART I
                                     ------

ITEM 1.     BUSINESS

GENERAL

     Talton Holdings, Inc. (together with its subsidiaries, unless the context requires otherwise, the "Company") is the largest independent provider of inmate telecommunications services to correctional facilities operated by city, county, and state authorities and other types of confinement facilities such as juvenile detention centers, private jails, and halfway houses. The Company's inmate telecommunications business consists of owning, operating, servicing, and maintaining a system of telephones located in correctional facilities and providing related services. The Company enters into multi-year agreements with the correctional facilities pursuant to which the Company serves as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, the Company pays a negotiated commission to the correctional facility based upon actual inmate telephone use. The Company installs and generally retains ownership of the telephones and related equipment. Under the terms of the Company's agreements with correctional facilities, the commissions the Company receives are a function of revenues generated from inmate telephone use. In addition, the Company provides services that are tailored to the specialized needs of the corrections industry and to the requirements of the individual correctional facility, such as a specialized law enforcement management system ("LEMS"), call activity reporting, and call blocking. The Company also generates revenues from public pay telephones that are ancillary to its inmate telecommunications business.

     The Company was formed in December 1996 to consummate the acquisitions of AmeriTel Pay Phones, Inc. ("AmeriTel") and Talton Telecommunications Corporation ("Talton Telecommunications"). The Company was formed by Engles Urso Follmer ("EUF") Talton, an affiliate of Engles Urso Follmer Capital Corporation ("EUFCC"), a private investment banking and consulting firm. In addition to the acquisitions of its predecessors, AmeriTel and Talton Telecommunications, the Company also acquired the operations of Tri-T, Inc. ("Tataka") on April 4, 1997, Security Telecom Corporation ("STC") on June 27, 1997, Correctional Communications Corporation ("CCC") on July 31, 1997, the inmate payphone division of Communications Central Inc. ("InVision") on October 6, 1997, the inmate payphone division of North American InTeleCom ("NAI") on December 1, 1997, and the inmate payphone division of Peoples Telephone Corporation ("PTC") on December 19, 1997 (collectively the "1997 Acquisitions").

  The Company and its predecessors have pursued a strategy of increasing its installed base of inmate telephones through selective acquisitions of other inmate telecommunications operators and have successfully completed 29 acquisitions in the industry since 1993.


  SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION; RISK FACTORS

  Certain statements in this Annual Report on Form 10-K constitute forward-looking statements. These forward looking statements are all statements that are not statements of historical fact or that might otherwise be considered an opinion, belief, or projection. These forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, levels of activity, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business and acquisition strategy, including the ability to integrate recently acquired businesses into the Company; the ability of the Company to meet its debt service obligations and to obtain additional financing for general corporate and other purposes; changes in the telecommunications industry; competition; availability of key personnel; and changes in, or the failure to comply with governmental regulations. For more detailed discussions of such risk factors, see "Risk Factors" in the Company's Registration Statement filed with the Securities and Exchange Commission (File No. 333-33639) a copy of which may be obtained from the Company, from the Securities and Exchange Commission at prescribed rates, and at the website www.sec.gov. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.


Industry Overview

 Corrections Industry

  The corrections industry has grown over the last decade as a result of societal and political trends. Anti-crime legislation, including mandatory sentencing guidelines, limitations on parole, and spending authorizations for crime prevention and construction of additional correctional facilities have contributed to this industry growth.

 Inmate Telecommunications Industry

  The inmate telecommunications industry is characterized by the specialized telecommunications systems and related services required to address the unique needs of the corrections industry. Security and public safety concerns associated with inmate telephone use require that correctional facilities have the ability to control inmate access to telephones and to certain telephone numbers and to monitor inmate telephone activity. In addition, concerns regarding fraud and the credit quality of the parties billed for inmate telephone usage have also led to the development of systems and procedures unique to this industry.

  Inmate telephones in the U.S. are operated by a large and diverse group of service providers, including Regional Bell Operating Companies ("RBOCs"), other local exchange carriers ("LECs"), interstate exchange carriers ("IXCs"), such as AT&T, MCI, Sprint, and Worldcom, and independent public pay telephone and inmate telephone companies. Within the inmate telecommunications industry, companies compete for the right to serve as the exclusive provider of inmate calling services within a particular correctional facility. Contracts may be awarded on a facility-by-facility basis, such as for most city or county correctional systems, which generally include small and medium-sized facilities (less than 250 beds), or system-wide, such as for most state prison systems. Generally, contracts for federal facilities and state systems are awarded pursuant to a competitive bidding process, while contracts for city and county facilities are often negotiated with a single party. Contracts generally have multi-year terms and typically contain renewal options. As part of the service contract, the service provider generally installs, operates, and maintains all inmate telecommunications equipment. In exchange for the exclusive contract rights, the service provider pays a commission to the operator of the correctional facility based upon inmate telephone use.

  Inmates are generally allowed to make only collect calls from correctional facilities. Because collect calls have, on average, the second highest revenue per call (after operator-assisted, person-to-person calls), revenues per inmate telephone have historically been higher than for public pay telephones. In addition, maintenance and related labor costs for inmate telephones are generally lower than for public pay telephones due to the use of automated operator services and the absence of expenses associated with coin collection and repairs of coin mechanisms. However, the inmate telecommunications industry has also historically experienced higher levels of uncollectible accounts and fraud than the public pay telephone market.

OPERATIONS

 Contracts

  The Company has contracts to provide inmate telecommunications services on an exclusive basis to correctional facilities ranging in size from small municipal jails to large, state-operated facilities, as well as other types of confinement facilities, including juvenile detention centers, private jails, and halfway houses. The Company's contracts have multi-year terms, and typically contain renewal options. The Company's contracts generally provide for automatic renewal unless terminated by written notice a specified period of time before the end of a calendar year.

  Marketing

  The Company seeks new contracts by participating in competitive bidding processes and by negotiating directly with the individuals or entities responsible for operating correctional facilities. The Company markets its inmate telecommunications services through a sales staff largely made up of former law enforcement officials and others with experience in the corrections and telecommunications industries who understand the specialized needs of correctional facilities. The Company's marketing strategy emphasizes the knowledge, experience, and reputation of the Company in the inmate telecommunications industry, its high level of service, and the additional specialized products and services offered by the Company. The Company relies on the experience and background of its sales staff to effectively communicate the capabilities of the Company to both existing and potential customers. In addition to conducting in-person sales calls on the operators of correctional facilities, the Company participates in trade shows and is active in local law enforcement associations.

  The Company has historically focused its marketing efforts on city and county correctional facilities. City and county facilities house inmates for shorter durations than federal and state prisons and generally have higher per inmate call volumes. In addition, because bidding for contracts to serve city and county correctional facilities is generally less competitive than that for state and federal facilities, the Company pays relatively lower commission rates for these facilities. However, because of their smaller size and limited resources, these facilities typically require a higher level of service than federal and state facilities.

  Products and Services

  Management believes that the specialized products and services offered by the Company differentiate the Company from its competitors. These services include the use of the Company's LEMS system, which includes jail management, victim notification, and prisoner profile software packages. LEMS is a computer-based system that allows prison authorities to manage facility operations and track operating information, including, among other data, inmate profiles, payroll, and inventory. The Company generally offers LEMS to correctional facilities at no up-front cost in exchange for lower commission rates and longer contract terms. The Company also offers additional services tailored to the corrections industry such as Guardcheck, a system that verifies the completion of guard rounds, "man down" notification, an emergency notification system that indicates when a guard needs assistance, and jail training services. The Company's jail training services include Company sponsored training seminars for jail personnel on a variety of topics including safety and fraud detection. In addition, the Company's call activity reporting capabilities and its ability to control inmate access to specific telephone numbers through call blocking are valuable services to correctional facilities. The Company believes that these specialized products and services afford the Company a competitive advantage in some circumstances because it is less likely that a correctional facility will be able to replace all of the services provided by the Company from a single alternative source, or from several alternative sources, on an economical basis.

  Systems and Equipment

  The Company currently utilizes automated operator calling systems that consist of purchased and internally developed software applications installed on specialized equipment. The Company's systems limit inmates to collect calls, validate and verify the payment history of each number dialed for billing purposes, and confirm that the destination number has not been blocked. If the number is valid and has not been blocked, the system automatically requests the inmate's name, records the inmate's response, and waits for the called party to answer. When the call is answered the system informs the called party that there is a collect call, plays back the name of the inmate in the inmate's voice, and instructs the called party to accept or reject the call. The system only completes calls that have been accepted by the called party.

  The system automatically records the details of each call (i.e., the number called and the length of the call) and transmits the data to the Company's centralized billing center for bill processing and input into the Company's call activity database. See "Billing and Collection." The Company's database of telephone numbers and call activity allows the Company to provide call activity reports to the correctional facilities and to law enforcement authorities, in addition to identifying numbers appropriate for blocking, thus helping to reduce the number of uncollectible calls. These include reports of frequently called numbers, calls of longer than normal duration, and calls by more than one inmate to the same number, which can assist law enforcement authorities in connection with ongoing investigations.

  Maintenance and Service

  The Company provides and installs the telephone system in each correctional facility at no cost to the operator of the facility and generally performs all maintenance activities. The Company maintains a geographically dispersed staff of trained field service technicians and independent contractors, which allows the Company to respond to service interruptions. In addition, the Company has the ability to make some repairs remotely through electronic communication with the installed equipment without the need of an on-site service call. Management believes that system reliability and service quality are particularly important in the inmate telecommunications industry because of the potential for disruptions among inmates if telephone service remains unavailable for extended periods.

  Billing and Collection

  The Company uses direct and third party billing agreements to bill and collect phone charges. Under direct billing agreements, the LEC includes collect call charges for the Company's services on the local telephone bill sent to the recipient of the inmate collect call. The Company generally receives payment for such calls thirty days after the end of the month in which the call is submitted to the LEC for billing. The payment received by the Company is net of a service fee and net of write-offs of uncollectible accounts for which the Company previously received payment, or net of a reserve for bad-debt expense.

  In the absence of a direct billing arrangement, the Company bills and collects its fees through a third party billing and collection clearinghouse that has a billing and collection agreement with the LEC. When the Company employs a third party billing and collection clearinghouse, the account proceeds are forwarded by the various LECs to the clearinghouse, which then forwards the proceeds to the Company, less a processing fee. With both direct and third party billing and collection agreements, the Company reconciles its call records with collections and write-offs on a regular basis. The entire billing and collection cycle (including reconciliation) generally takes between four and eight months after the call record is submitted to the LEC or to a third party billing and collection clearinghouse by the Company.

  The Company's specialized billing and bad-debt management system integrates its direct billing arrangements with LECs with its call blocking, validation, and customer inquiry procedures. Management is currently implementing this system throughout the Company's existing operations and intends to implement this system in future acquired operations.

  Long Distance and Local Exchange Costs

  The Company maintains relationships with long-distance carriers, including Worldcom, Sprint, and MCI. The Company obtains local exchange services from LECs. The cost of local exchange services is tariffed in certain jurisdictions. As the deregulation of the telecommunications industry, including local exchange service, continues the Company is exploring alternative sources for its local exchange service requirements. Management believes that the deregulation of local exchange service could result in additional cost savings to the Company.

OTHER OPERATIONS

  The Company owns, operates, services, and maintains a system of microprocessor controlled public pay telephones that are ancillary to its inmate telecommunications business. The Company occasionally installs public pay telephones as an accommodation to, or pursuant to a contract requirement imposed by, its correctional facility customers. As of December 31, 1997, the Company had approximately 2,200 public pay telephones installed in 5 states. The Company obtains contracts with location owners to operate public pay telephones at locations such as shopping centers, convenience stores, service stations, grocery stores, restaurants, and truck stops. Such contracts usually provide for the payment of a commission by the Company to the location owner based on revenues generated by the telephones.

COMPETITION

  In the inmate telecommunications business, the Company competes with numerous independent providers of inmate telephone systems, LECs, and IXCs such as AT&T and MCI. Many of the Company's competitors are larger and better capitalized with significantly greater financial resources than the Company. The Company believes that the principal competitive factors in the inmate telecommunications industry are (i) system features and functionality; (ii) system reliability and service; (iii) the ability to customize inmate call processing systems to the specific needs of the particular correctional facility; (iv) relationships with correctional facilities; and (v) rates of commissions paid to the correctional facilities. The Company competes for business on local, county, and state levels, and in privately managed correctional facilities, and intends to compete for business at the federal level on a selective basis.

  Historically, federal and state correctional facilities, which are generally bid on a system-wide basis, have been served by RBOCs, large LECs, and major long distance companies, which are able to leverage their existing systems and infrastructure to serve these large, high-volume customers without significant additional capital expenditures. See "Regulation." These same service providers, however, have generally not focused on the smaller city and county correctional systems, service contracts for which may be awarded on a facility-by-facility basis. Because of the variance in the level of service required by these relatively small facilities, service providers must maintain a more extensive service infrastructure in order to compete within this segment of the corrections industry. Due to greater costs associated with serving smaller facilities and their lower volume of telecommunications traffic per facility, management believes that large service providers have historically found the smaller facilities less attractive to serve. As a result, a significant portion of city and county correctional facilities are served by independent inmate telephone and public pay telephone companies. Management believes that the market for city and county correctional facilities is fragmented and is occupied by a number of competing service providers.

REGULATION

  The inmate telephone industry is regulated at the federal level by the Federal Communications Commission (the "FCC") and at the state level by the public utility commissions of the various states. In addition, from time to time, legislation may be enacted by Congress or the various state legislatures that affects the telecommunications industry generally and the inmate telephone industry specifically. Court decisions interpreting applicable laws and regulations may also have a significant effect on the inmate telephone industry. Changes in existing laws and regulations, as well as the adoption of new laws and regulations applicable to the activities of the Company or other telecommunications business, could have a material adverse effect on the Company.

  Federal Regulation

  Prior to 1996, the federal government's role in the regulation of the inmate telephone industry was limited. The enactment of the Telecommunications Act of 1996 (the "Telecom Act"), however, marked a significant change in the scope of federal regulation of inmate telephone service. Section 276 of the Telecom Act directed the FCC to implement rules to overhaul the regulation of the provision of pay telephone service, which Congress defined to include the provision of inmate telephone service in correctional institutions.

  Before adoption of the Telecom Act, LECs generally included inmate telephone operations as part of their regulated local exchange telephone company operations. This allowed the LECs to pool revenue and expenses from their monopoly local exchange operations with revenue and expenses from their inmate telephone operations. This mingling of operations made possible the subsidization of the LECs' inmate operations through other regulated revenues. The LECs were also able to shift certain costs from their inmate operations to their local exchange monopoly accounts. In particular, the LECs were able to pool the bad debt from their inmate operations with their other bad debt. Because inmate telephone providers act as their own carrier, they bear the risk of fraudulent calling and uncollectible calls and other bad debt. Bad debt is substantially higher in the inmate telephone industry than in other segments of the telecommunications industry. The LECs' practice of pooling bad debt shifts the high costs of bad debt from inmate telephone operations to the expense accounts of other LEC operations, presenting a vehicle for the cross-subsidization of the LECs' inmate operations, which, in turn, has allowed the LECs to offer commissions to correctional facilities that are significantly higher than those that independent inmate telephone providers can offer.

  Section 276 directed the FCC to adopt regulations to end the LECs' subsidization of their inmate telephone operations from regulated revenues. Congress also directed the FCC to ensure that the LECs could not discriminate in favor of their own operations to the competitive detriment of independent inmate telephone providers. Finally, Congress required the FCC to ensure that all inmate telephone providers were fairly compensated for "each and every" call made from their telephones.

  To carry out its Congressional mandate, the FCC adopted regulations requiring all LECs to transfer their inmate telephone operations from their regulated accounts to the LECs' unregulated accounts no later than April 15, 1997. While the FCC's rules implementing Section 276 are designed to eliminate cross-subsidization and cost-shifting, there are significant questions regarding their ultimate effect. For example, it is unclear whether the FCC's rules will fully prevent the shifting of bad debt from inmate operations to the LECs' regulated accounts. Since the bad debt arises from the charges for collect calls, which have traditionally been regulated carrier activities, the FCC has not yet fully resolved exactly how the bad debt from inmate operations will be allocated between regulated and unregulated accounts.

  The FCC also addressed the one-time transfer of existing inmate telephone operation assets from the LECs' regulated accounts to the unregulated accounts established for inmate telephone operations. The FCC ordered the transfer of those assets at their net book value rather than at their fair market value. The inmate telecommunications industry had argued to the FCC that the transfer should be accomplished at the assets' fair market value, including the value of the contracts between the LECs' inmate operations and correctional facilities. The net book value of those assets is much lower than their fair market value. As a result of the below market valuation of the assets, the LECs' inmate telephone operations may be able to post nominally higher returns on their assets than they would otherwise be able to and hence relieve operating pressures for returns on assets. This also could result in a competitive advantage for the LECs with respect to access to capital markets vis-a-vis the Company and other independent inmate telephone providers. While this issue may be raised in a currently pending court challenge by the inmate telecommunications industry of the FCC's decision, the prospects are uncertain since the court has already ruled in the FCC's favor on this issue in an interpretation of Section 276 that is the same as the one the FCC adopted regarding inmate telephone operations.

  To eliminate discrimination, the FCC required, among other things, that the LECs' inmate telephone operations take any tariffed services from its regulated operations at the tariffed rate for the service, rather than the actual cost of the service. Before the Telecom Act, the LECs' inmate operations were able to take these services at some variant of their underlying costs without regard to the tariffed rate being charged to independent providers. Under the Telecom Act, the LECs' inmate operations must take tariffed services on an arm's length basis, at tariffed rates that are subject to regulatory approval. Further, the rates for the tariffed services offered to both the LECs' inmate telephone operations and independent inmate telephone providers must be developed on a consistent basis. The test that the FCC has mandated for the pricing of services to both independent inmate telephone providers and the LECs' own inmate operations will require a reexamination of existing rates and may lead to a rate reduction for services in some instances, while it is also possible that the rate reexamination may result in some rate increases. In either event, the requirement for a consistent methodology for developing rates should substantially reduce LEC opportunities for unfavorable rate discrimination against independent inmate telephone providers like the Company.

  The FCC did allow the LECs to offer certain non-tariffed services, for example, repair and installation services, to the LECs' inmate operations on a cost-sharing basis, which could result in some cost advantage to the LECs' inmate operations. The LECs are free to price these services at full market rates to independent inmate telephone providers. Independent inmate telephone providers are not, however, dependent on the LEC for these services, as they are with telephone lines; independent inmate telephone providers can provide services like repair and installation with their own staff or contractors.

  To ensure "fair compensation" for inmate telephone providers, the FCC held that it was not required to prescribe compensation for collect calls because inmate providers act as their own carriers and collect the revenue from those calls directly from end users. The inmate telephone industry had argued to the FCC, however, that because of state-mandated ceilings on the rates for intrastate collect calls, inmate telephone providers could not recover adequate revenue for those calls, and accordingly, had sought an "inmate system compensation charge" in addition to the charges collected for carrying the call. See "--State Regulation."

  Because of continuing restrictions stemming from the 1984 divestiture of the RBOCs by AT&T, the RBOCs are not able to carry long distance traffic. Prior to the Telecom Act, the RBOCs were also precluded from choosing a long distance carrier for calls originating from facilities where the RBOCs provided the inmate telephone service and receiving commission revenue from that carrier. Instead, carriers were selected by, and paid commissions directly to, the individual correctional facilities being served by RBOCs.

  Pursuant to the Telecom Act, the FCC decided that the RBOCs would be allowed to choose their own carrier for their traffic from a given correctional facility. As a result, the RBOCs may gain the ability to negotiate higher commission rates to be paid to them from their contracted carrier by aggregating traffic from several facilities into a single contract with the carrier.

  Because of the pending requests for clarification, reconsiderations, collateral proceedings, and court challenges, and because the FCC is still in the process of implementing its new rules, the ultimate effects of the rule changes mandated by the Telecom Act are uncertain. In particular, whether the FCC's rules designed to eliminate subsidization and discrimination by the LECs prove to be effective will significantly affect the level of competition faced by the Company in the inmate telecommunications market. Similarly, because the rules have only recently been adopted, it is too early to assess the LECs' competitive responses to them.

  Under a proposed plan, known as Billed Party Preference ("BPP"), calls would be sent to the pre-subscribed carrier of the called-party, thereby bypassing the opportunity for the inmate telephone provider to carry, and receive revenues from all calls. The FCC's BPP has been rejected. The FCC is requiring carriers to disclose their rates to called parties before completing inmate collect calls.

  The Inmate Task Force ("ITF") sued the FCC in Federal District Court over two key issues: (i) many local collect calling rates do not provide a fair rate of return as required by the 1996 Telecom Legislation; and (ii) the LEC inmate phone divisions are cross-subsidizing the commingling inmate bad debt with the utility bad debt. The FCC requested a remand of the case and the request was granted by the Court. A new position by the FCC is expected in the second quarter of 1998.

  State Regulation

  The inmate telecommunications industry is also subject to extensive state regulations. The most significant state involvement in the regulation of inmate telephone service is the limit on the maximum rates that can be charged for intrastate collect calls set by most states, referred to as "rate ceilings." Since collect calls are generally the only kind of calls that can be made by inmates in correctional facilities, the state-imposed rate ceilings on those calls can have a significant effect on the Company's business.

  In many states, the rate ceilings on inmate collect calls within the originating LEC's service area are tied to the rates charged by the LEC and subject to state regulatory approval. Thus, where the LEC chooses not to raise its rates, independent inmate telephone providers are precluded from raising theirs. Prior to the passage of the Telecom Act, the LECs had less incentive to raise their rates than independent inmate telephone providers because the LECs were able to subsidize their inmate telephone operations and discriminate in their favor, as described above. See "--Federal Regulation." It is possible that as a result of the FCC's new rules designed to eliminate such subsidies, some LECs may choose to file with their state commissions to raise their rates for inmate collect calls. If this occurs, the Company and other independent inmate telephone providers could also raise their rates. It is difficult to predict the extent to which the LECs will raise their rates.

  For calls going outside the originating LEC's service area, there may be state rate ceilings tied to the rates of the largest IXCs. In some cases, these rate ceilings can also make sufficient cost recovery difficult. In general, the cost recovery problems that arise from rate ceilings tied to IXC rates are not as severe as the difficulties created by rate ceilings tied to LEC rates.

  In its rulemaking implementing the Telecom Act, the FCC declined to address these state rate ceilings. The FCC ruled that inmate telephone providers must first seek relief from the state rate ceilings at the state level. The outcome of any such proceedings at the state level, if undertaken, is uncertain. Further, it is uncertain whether the FCC would intervene or if so, how, in the event a state failed to provide relief. This issue is also the subject of a currently pending court challenge by the inmate telecommunications industry.

  In addition to imposing rate caps, the states regulate other aspects of the inmate calling industry. While the degree of regulatory oversight varies significantly from state to state, state regulations generally establish minimum technical and operating standards to ensure that public interest considerations are met. Among other things, most states have established rules that govern registration requirements, notice to end users of the identity of the service provider in the form of postings or verbal announcements, and requirements for rate quotes upon request. In some jurisdictions, in order for the Company to operate its inmate telephones and public pay telephones, it is necessary to become certified and to file tariffs with the appropriate state regulatory authority.

TRADENAMES

  The Company has two registered trademarks (Security Telecom Corporation(R) and STC(R)) and has developed or acquired a number of additional unregistered tradenames that it uses in its business. Although the use of these trademarks and tradenames has created goodwill in certain markets, management does not believe that the loss of these trademarks and tradenames would have a material adverse effect on the Company's operations.

ENVIRONMENTAL

  The Company is subject to certain federal, state, and local environmental regulations. Management does not expect environmental compliance to have a material impact on the Company's capital expenditures, earnings, or competitive position in the foreseeable future.

EMPLOYEES

  As of December 31, 1997, the Company had approximately 278 employees of which approximately 82 were executive and administrative personnel, and approximately 196 were sales, marketing, technical, and other operations personnel.

ITEM 2.    PROPERTIES

  The Company's principal executive offices are located in, and a portion of its operations are conducted from, leased premises located at 1209 W. North Carrier Parkway, Suite 300, Grand Prairie, Texas 75050. The Company also has four additional facilities from which it conducts its operations located in Selma, Alabama; Dublin, California; Louisville, Kentucky; and Lee's Summit, Missouri, all of which are leased.

ITEM 3.    LEGAL PROCEEDINGS

  The Company is from time to time a party to legal proceedings that arise in the ordinary course of business. Management does not believe that the resolution of any threatened or pending legal proceedings will have a material adverse effect on the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fiscal year covered by this report.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is currently no public trading market for the Registrant's issued and outstanding capital stock.

  As of December 31, 1997, there were forty-five holders of the Company's Class A common stock and four holders of the Company's Class B common stock.

  There have been no cash dividends declared on the Company's common stock from the period January 1, 1996 through December 31, 1997. The Indenture (the "Indenture") governing the Company's Series A and Series B Senior Notes Due 2007 and the amended and restated Senior Credit Facility (the "Senior Credit Facility") contain certain restrictive covenants that are likely to materially limit the future payment of dividends on the Company's common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The following table sets forth information with respect to all securities sold by the Company for the last three years that were not registered under the Securities Act of 1933, as amended, (the "Securities Act"). All securities sold and not registered were sold in transactions not involving a public offering under (S) 4(2) of the Securities Act. Additionally, the sale of the Series A 11% Senior Notes referred to below was effected in transactions exempt from the registration requirement of the Securities Act under Regulation S and Rule 144A under the Securities Act.

-----------------------------------------------------------------------------------------------------------------------------
SECURITIES SOLD    DATE    PERSON ACQUIRING       AMOUNT         CONSIDERATION         USE OF PROCEEDS         TERMS OF
                              SECURITIES                                                                    CONVERSION OR
                                                                                                               EXERCISE
-----------------------------------------------------------------------------------------------------------------------------
Class A          12/27/96  investor group       9805 shares   $9,805,000.00 cash       Working Capital     N/A
Common Stock

-----------------------------------------------------------------------------------------------------------------------------
Class A          12/27/96  former shareholders  970 shares    contribution of stock    Acquisition of      N/A
Common Stock               of AmeriTel Pay                    valued at $970,000.00    Business
                           Phones, Inc.

-----------------------------------------------------------------------------------------------------------------------------
Class A          12/27/96  former shareholders  4125 shares   contribution of stock    Acquisition of      N/A
Common Stock               of Talton                          valued at $4,125,000.00  Business
                           Telecommunications

-----------------------------------------------------------------------------------------------------------------------------
Class A          06/27/97  Security Telecom     900 shares    acquisition of asset     Acquisition of      N/A
Common Stock               Corporation                        valued at $900,000.00    Business

-----------------------------------------------------------------------------------------------------------------------------
Class B          12/27/96  Class B Investor     400 shares    $400,000.00 cash /2/     Working Capital     Each shares is
Common Stock               Group/1/                                                                        convertible into 4
                                                                                                           shares of Class A
                                                                                                           Common Stock

-----------------------------------------------------------------------------------------------------------------------------
Warrants         12/27/96  Class B Investor     1736.8421                      /2/         N/A             $1000.00 strike
                           Group                shares                                                     price per share

-----------------------------------------------------------------------------------------------------------------------------
Warrants         12/27/96  Class B Investor     1302.6316                      /2/         N/A             $2000.00 strike
                           Group                shares                                                     price per share

-----------------------------------------------------------------------------------------------------------------------------
Warrants         12/27/96  Class B Investor     1269.9751                      /2/         N/A             $3000.000 strike
                           Group                shares                                                     price per share

-----------------------------------------------------------------------------------------------------------------------------
Senior           12/27/96  former shareholders  925 shares    contribution of stock    Acquisition of      Each share is
Preferred Stock            of AmeriTel Pay                    valued at $925,000.00    Business            convertible into
                           Phones, Inc.                                                                    0.08505 shares of
                                                                                                           Class A Common
                                                                                                           Stock

-----------------------------------------------------------------------------------------------------------------------------

--------------------
/1/  Class B Investor Group consists of Gregg L. Engles, Todd W. Follmer, Joseph
     P. Urso and Onyx Talton Partners, L.P.

/2/  Consideration for Class B Shares and associated warrants

-----------------------------------------------------------------------------------------------------------------------------
SECURITIES SOLD    DATE    PERSON ACQUIRING       AMOUNT         CONSIDERATION         USE OF PROCEEDS         TERMS OF
                              SECURITIES                                                                    CONVERSION OF
                                                                                                               EXERCISE
-----------------------------------------------------------------------------------------------------------------------------
Senior           12/27/96  former shareholders  5000 shares   contribution of stock    Acquisition of      Each share is
Preferred Stock            of Talton                          valued at $5,000,000.00  Business            convertible into
                           Telecommunications                                                              0.08505 shares of
                                                                                                           Class A Common
                                                                                                           Stock

-----------------------------------------------------------------------------------------------------------------------------
Subordinated     12/27/96  former shareholders  $5,000,000.00 $5,000,000.00 cash       Acquisition         N/A
Note                       of Talton                                                   financing
                           Telecommunications

-----------------------------------------------------------------------------------------------------------------------------
Subordinated     12/27/96  CIBC WG Argosy       $7,500,000.00 $7,500,000.00 cash       Acquisition         N/A
Note                       Merchant Fund 2,                                            financing
                           L.L.C.

-----------------------------------------------------------------------------------------------------------------------------
Subordinated     12/27/96  Regent Capital       $1,000,000.00 $1,000,000 cash          Acquisition
Note                       Partners, L.P.                                              financing

-----------------------------------------------------------------------------------------------------------------------------
Warrants         12/27/96  CIBC Wood Gundy      1085.5263     Additional consideration                     $0.01 strike price
                           Ventures, Inc.       shares        for financing                                per share

-----------------------------------------------------------------------------------------------------------------------------
Contingent       12/27/96  Regent Capital       141.1674      Additional consideration                     $1000.00 strike
Warrants/3/                Partners, L.P.       shares        for financing                                price per share

-----------------------------------------------------------------------------------------------------------------------------
Contingent       12/27/96  CIBC Wood Gundy      1058.7553     Additional consideration                     $1000.00 strike
Warrants/3/                Ventures, Inc.       shares        for financing                                price per share

-----------------------------------------------------------------------------------------------------------------------------
Contingent       12/27/96  former shareholders  719.9536      Additional consideration                     $1000.00 strike
Warrants/3/                of Talton            shares        for financing                                price per share
                           Telecommunications

-----------------------------------------------------------------------------------------------------------------------------
Options          06/27/97  former officer of    100 shares    Additional consideration                     $2000.00 strike
                           Security Telecom                   for asset acquisition                        price per share
                           Corporation

-----------------------------------------------------------------------------------------------------------------------------
Options          06/27/97  officer of Talton    165 shares    Additional consideration                     $2000.00 strike
                           Holdings, Inc.                     for employment                               price per share

-----------------------------------------------------------------------------------------------------------------------------
Options/3/       07/31/97  former shareholders  166.666       Additional consideration                     $3000.00 strike
                           of Correctional      shares        for asset acquisition                        price per share
                           Communications
                           Corporation

-----------------------------------------------------------------------------------------------------------------------------

--------------------
/3/  Lapsed or expired

-----------------------------------------------------------------------------------------------------------------------------
SECURITIES SOLD    DATE    PERSON ACQUIRING       AMOUNT         CONSIDERATION         USE OF PROCEEDS         TERMS OF
                              SECURITIES                                                                    CONVERSION OF
                                                                                                               EXERCISE
-----------------------------------------------------------------------------------------------------------------------------
Series A 11%     06/24/97  CIBC Wood Gundy      $115 million  $115 million gross       (1) To repay debt;     N/A
Senior Notes               Securities Corp. as  principal     proceeds                 (2) to consummate
Due 2007                   Initial Purchaser    amount                                 the STC Acquisition;
                                                                                       (3) to fund future
                                                                                       acquisitions; (4) for
                                                                                       general corporate
                                                                                       purposes. See
                                                                                       "Management's
                                                                                       Discussion and
                                                                                       Analysis of Financial
                                                                                       Condition and Results
                                                                                       of Operations."

-----------------------------------------------------------------------------------------------------------------------------
Convertible      02/18/98  former shareholders  158-1/3       additional consideration   Acquistion        $6000.00 strike
Note                       of MOG               shares        for asset acquisition      of Business       price per share
                           Communications, Inc.
-----------------------------------------------------------------------------------------------------------------------------

ITEM 6.    SELECTED FINANCIAL DATA - (in thousands)

     Effective December 1, 1996, the Company became the holding company for the operations of AmeriTel and Talton Telecommunications. The Company accounted for these acquisitions using the purchase method of accounting. Accordingly, the Company's consolidated financial statements include the operations of AmeriTel and Talton Telecommunications only for periods after December 1, 1996.

     The following selected consolidated financial data of the Company for the year ended December 31, 1997 and the one month ended December 31, 1996 and the selected combined financial data of the Company's predecessors for the years ended December 31, 1994 and 1995 and for the eleven months ended November 30, 1996, have been derived from the Company's and its predecessors' audited financial statements. The selected combined financial data of the predecessors for the year ended December 31, 1993, is unaudited and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) that are necessary to present fairly the combined or consolidated financial statements for such periods. The selected combined and consolidated financial data do not purport to indicate results of operations as of any future date or for any future period.

     The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this report.


                                                                   COMBINED PREDECESSORS                  THE COMPANY
                                                         -----------------------------------------------------------------------
                                                                                    ELEVEN MONTHS |  ONE MONTH
                                                           YEARS ENDED DECEMBER 31,    ENDED      |   ENDED        YEAR ENDED
                                                         --------------------------- NOVEMBER 30, | DECEMBER 31,  DECEMBER 31,
                                                            1993      1994     1995     1996      |    1996           1997
                                                           -------  -------  ------- -----------  | ------------  ------------
                                                         (Unaudited)                              |
                                                         ---------                                |
                                                                                                  |
Operating Data:                                                                                   |
Operating revenues.....................................    $13,593  $23,892  $40,326   $53,663    |   $  5,506     $ 91,773
Operating expenses:                                                                               |
 Telecommunication costs...............................      7,025   11,761   18,673    23,317    |      2,299       37,871
 Facility commissions..................................      2,225    3,901    9,595    13,962    |      1,455       25,724
 Field operations and maintenance......................        538    1,044    1,467     1,816    |        219        4,543
 Selling, general, and administrative..................      1,566    2,571    4,089     3,921    |        372        8,540
 Depreciation..........................................        780      965    1,359     1,538    |        111        2,219
 Amortization of intangibles...........................        684    1,392    1,605     1,746    |        741       14,243
 Federal bid costs.....................................         --       --       --        --    |         --          400
 Non-recurring expenses................................         --       --       --       684    |         --           --
                                                           -------  -------  -------   -------    |   --------     --------
Total operating expenses...............................     12,818   21,634   36,788    46,984    |      5,197       93,540
                                                           -------  -------  -------   -------    |   --------     --------
Operating income (loss)................................        775    2,258    3,538     6,679    |        309       (1,767)
Other (income) expense:                                                                           |
 Interest expense, net.................................        331      745    1,360     1,469    |        612       11,138
 Other, net............................................       (153)    (134)     (52)       27    |        (20)         (76)
                                                           -------  -------  -------   -------    |   --------     --------
Total other expense....................................        178      611    1,308     1,496    |        592       11,062
                                                           -------  -------  -------   -------    |   --------     --------
                                                                                                  |
Income (loss) before income taxes and                                                             |
 extraordinary loss....................................        597    1,647    2,230     5,183    |       (283)     (12,829)
Income tax expense (benefit)...........................         --      (11)     891     1,917    |        (23)        (642)
                                                           -------  -------  -------   -------    |   --------     --------
Income (loss) before extraordinary loss................        597    1,658    1,339     3,266    |       (260)     (12,187)
Extraordinary loss.....................................         --       --       --        52    |         --        4,740
                                                           -------  -------  -------   -------    |   --------     --------
Net income (loss)......................................    $   597  $ 1,658  $ 1,339   $ 3,214    |   $   (260)    $(16,927)
                                                           =======  =======  =======   =======    |   ========     ========
                                                                                                  |
OTHER DATA:                                                                                       |
EBITDA (1).............................................    $ 2,392   $ 4,749   $ 6,554  $ 9,936   |   $  1,181     $ 14,771
Net cash provided (used) by operating                                                             |
 activities............................................      1,317     3,445     4,069    7,300   |     (1,419)       6,048
Net cash provided (used) by investing                                                             |
 activities............................................     (1,494)   (9,976)   (8,022)  (7,515)  |    (47,252)     (90,757)
Net cash provided (used) by financing                                                             |
 activities............................................        (36)    6,668     4,827     (547)  |     48,966       92,193
Capital expenditures (2)...............................      1,978     3,223     4,669    2,804   |        269        8,063
Ratio of earnings to fixed charges (3).................        2.8       3.0       2.5      4.2   |         --           --
Deficiency of earnings to fixed charges................         --        --        --       --   |   $    283     $ 12,829
                                                                                                  |
BALANCE SHEET DATA (AT END OF PERIOD):                                                            |
Cash and cash equivalents..............................    $   283   $   419   $  1293  $   531   |   $    294     $  7,778
Total assets...........................................      8,528    17,639    26,592   34,708   |     80,134      189,388
Total debt (including current maturities)..............      4,854    10,750    15,074   14,845   |     63,315      166,736
Total stockholders' equity (deficit)...................        556     2,027     4,850    9,361   |      6,481      (10,020)

(1) For the purposes of this Form 10-K, EBITDA means income before interest, income taxes, depreciation, and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-K because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flow as an indicator of the Company's operating performance.

(2) Capital expenditures include only amounts expended for purchases of property and equipment and the implementation of facility contracts and excludes cash outflows for acquisitions.

(3) Earnings are defined as earnings (loss) before income taxes from continuing operations and fixed charges. Fixed charges are defined as interest expense and a portion of rental expense representing the interest factor, which the Company estimates to be one-third of rental expense, and amortization of deferred financing expense. This calculation is a prescribed earnings coverage ratio intended to present the extent to which earnings are sufficient to cover fixed charges, as defined.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

  The Company derives substantially all of its revenues from its operation of inmate telecommunication systems located in correctional facilities in approximately 43 states and the provision of related services. The Company enters into multi-year agreements with the correctional facilities, pursuant to which the Company serves as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, the Company pays a commission to the correctional facility based upon inmate telephone use. The Company installs and generally retains ownership of the telephones and the associated equipment and provides additional services to the correctional facility that are tailored to the specialized needs of the corrections industry and to the requirements of the individual correctional facility, such as call activity reporting and call blocking. The Company also generates revenues from public pay telephones that are ancillary to its inmate telephone business. See "Business--Other Operations."

  The Company accumulates call activity data from its various installations and bills its revenues related to this call activity through major LECs or through third-party billing services for smaller volume LECs. In addition, during the same period, the Company accrues the related telecommunications costs for validating, transmitting, billing and collection, and line and long-distance charges, along with commissions payable to the facilities. Allowances for bad debts are based on historical experience.

  The Company's principal operating expenses consist of (i) telecommunication costs; (ii) commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net revenues and are fixed for the term of the agreements with the facilities; (iii) field operations and maintenance costs, which consist primarily of field service on the Company's installed base of inmate telephones; and (iv) selling, general, and administrative costs. The Company pays monthly line and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, on a per message or per minute usage rate based on the time and duration of the call. The Company also pays fees to RBOCs and other LECs and long distance carriers based on usage for long distance calls. See "Business--Regulation."

  The Company became the holding company for the operations of its predecessors, AmeriTel and Talton Telecommunications, effective December 1, 1996. Because the Company's acquisitions of its predecessors, AmeriTel and Talton Telecommunications, have been accounted for using the purchase method of accounting, the Company's results of operations only reflect the operations of AmeriTel and Talton Telecommunications subsequent to December 1, 1996. In addition to the acquisitions of its predecessors, AmeriTel and Talton Telecommunications, the Company also acquired the operations of Tataka on April 4, 1997, STC on June 27, 1997, CCC on July 31, 1997, InVision on October 6, 1997, the inmate payphone division of NAI on December 1, 1997, and the inmate payphone division of PTC on December 19, 1997. Because the 1997 Acquisitions have also been accounted for using the purchase method of accounting, the Company's results of operations only reflect the operations of these companies subsequent to the effective dates of their acquisitions. Management believes that the growth of the Company and its predecessors, AmeriTel and Talton Telecommunications, through acquisitions makes meaningful period-to-period comparisons of historical results of operations difficult. Consequently, management believes that an investor is presented with more meaningful information through discussion of the Company and its predecessors, AmeriTel and Talton Telecommunications, on a combined basis for the periods discussed below.

RESULTS OF OPERATIONS

  The following table sets forth the combined historical results of operations of the Company and its predecessors, AmeriTel and Talton Telecommunications, without any pro forma adjustments to historical results to reflect changes in depreciation and amortization resulting from purchase accounting revaluations as follows:

Year ended December 31, 1995          Combined results of operations of the
                                      predecessors, AmeriTel and Talton
                                      Telecommunications, for the year

Year ended December 31, 1996          Combined results of operations of the
                                      predecessors, AmeriTel and Talton
                                      Telecommunications, for the eleven months ended November 30, 1996 and of the Company for the one month ended December 31, 1996

Year ended December 31, 1997          Consolidated results of operations of the
                                      Company for the year

  These above described combined results of operations include the results of operations of the 1997 Acquisitions in the Company's results of operations only for the periods subsequent to the effective dates of their acquisitions.

                                                                         Years Ended December 31,
                                                         --------------------------------------------------------
                                                               1995               1996               1997
                                                         -----------------  ----------------  -------------------
                                                                         (DOLLARS IN THOUSANDS)
Operating revenues....................................... $40,326   100.0%   $59,169  100.0%   $ 91,773    100.0%
Operating expenses:
 Telecommunication costs  ...............................  18,673    46.3     25,616   43.3      37,871     41.3
 Facility commissions  ..................................   9,595    23.8     15,417   26.1      25,724     28.0
 Field operations and maintenance  ......................   1,467     3.6      2,035    3.4       4,543      5.0
 Selling, general, and administrative  ..................   4,089    10.1      4,293    7.3       8,540      9.3
 Depreciation  ..........................................   1,359     3.4      1,649    2.8       2,219      2.4
 Amortization of intangibles  ...........................   1,605     4.0      2,487    4.2      14,243     15.5
 Federal bid costs.......................................      --      --         --     --         400       .4
 Non-recurring expenses  ................................      --      --        684    1.2          --       --
                                                          -------   -----    -------  -----    --------   ------
Total operating expenses  ...............................  36,788    91.2     52,181   88.3      93,540    101.9
                                                          -------   -----    -------  -----    --------   ------
Operating income (loss)  ................................   3,538     8.8      6,988   11.7      (1,767)    (1.9)
Other (income) expense:
 Interest expense, net  .................................   1,360     3.4      2,081    3.5      11,138     12.1
 Other, net  ............................................     (52)   (0.1)         7    0.0         (76)     (.0)
                                                          -------   -----    -------  -----    --------   ------
Total other expense  ....................................   1,308     3.3      2,088    3.5      11,062     12.1
                                                          -------   -----    -------  -----    --------   ------
Income (loss) before income taxes and
 extraordinary loss  ....................................   2,230     5.5      4,900    8.2     (12,829)   (14.0)
Income tax expense (benefit)  ...........................     891     2.2      1,894    3.2        (642)    (0.7)
                                                          -------   -----    -------  -----    --------   ------
Income (loss) before extraordinary loss  ................   1,339     3.3      3,006    5.0     (12,187)   (13.3)
Extraordinary loss  .....................................      --      --         52    0.1       4,740      5.1
                                                          -------   -----    -------  -----    --------   ------
Net income (loss)  ...................................... $ 1,339     3.3%   $ 2,954    4.9%   $(16,927)  (18.4)%
                                                          =======   =====    =======  =====    --------   ------
EBITDA  ................................................. $ 6,554    16.3%   $11,117   18.8%   $ 14,771     16.1%
                                                          =======   =====    =======  =====    ========   ======

  YEAR ENDED DECEMBER 31, 1997 (CONSOLIDATED RESULTS OF OPERATIONS OF THE COMPANY) COMPARED TO YEAR ENDED DECEMBER 31, 1996 (COMBINED RESULTS OF OPERATIONS OF THE PREDECESSORS, AMERITEL AND TALTON TELECOMMUNICATIONS, FOR ELEVEN MONTHS ENDED NOVEMBER 30, 1996 AND OF THE COMPANY FOR THE ONE MONTH ENDED DECEMBER 31, 1996)

  Operating Revenues. The Company's operating revenues increased by $32.6 million, or 55.1%, from $59.2 million for the year ended December 31, 1996 to $91.8 million for the year ended December 31, 1997. The increase in operating revenues was primarily due to acquisitions of the Company of STC, CCC, InVision, NAI, and PTC during 1997, and new contract installations. Specifically, the Company acquired inmate telephone contracts at 128 facilities in 14 states from STC; 23 facilities in 3 states from CCC; 568 facilities in 37 states from InVision; 57 facilities in 5 states from NAI's inmate telecommunications unit; and 82 facilities in 10 states from PTC's inmate telecommunications unit.

  Operating Expenses. Total operating expenses increased $41.3 million, from $52.2 million in 1996 to $93.5 million in 1997. Operating expenses as a percentage of operating revenues increased 13.6% from 88.3% for the year ended December 31, 1996 to 101.9% for the year ended December 31, 1997. The increase in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

  Telecommunication costs increased by $12.3 million, from $25.6 million in 1996 to $37.9 million in 1997. Telecommunication costs represented 43.3% of operating revenues in 1996 and 41.3% of operating revenues in 1997, a decrease of 2.0%. The dollar increase is primarily due to the acquisitions by the Company of STC, CCC, InVision, NAI's inmate telecommunications unit, and PTC's inmate telecommunications unit during 1997, and new contract installations. The decrease as a percentage of operating revenues is primarily due to lower billing and collection costs as a result of direct billing arrangements entered into with various major LEC's and lower relative costs for long distance as a result of new long distance agreements.

  Facility commissions increased by $10.3 million, from $15.4 million in 1996 to $25.7 million in 1997. Facility commissions represented 26.1% of operating revenues in 1996 and 28.0% of operating revenues in 1997, an increase of 1.9%. The increase is primarily due to higher commission rates for certain contracts associated with the 1997 Acquisitions, as well as higher commission percentages paid as a result of periodic increases in percentages paid to existing customers as contracts are renewed.

  Field operation and maintenance costs increased by $2.5 million, from $2.0 million in 1996 to $4.5 million in 1996. Field operation and maintenance costs represented 3.4% of operating revenues in 1996 and 5.0% of operating revenues in 1997, an increase of 1.6%. The dollar increase is primarily due to an increase in the costs associated with servicing acquired facilities.

  Selling, general and administrative costs ("SG&A") increased by $4.2 million, from $4.3 million in 1996 to $8.5 million in 1997. SG&A represented 7.3% of operating revenues in 1996 and 9.3% of operating revenues in 1997, an increase of 2.0%. The increase in SG&A as a percentage of operating revenues is primarily due to the increased infrastructure necessary to support the Company's acquisitions and the Company's more aggressive sales efforts. The Company's SG&A for 1997 was affected by the significant acquisition activity during the period.

  Total depreciation and amortization costs increased by $12.3 million, from $4.1 million in 1996 to $16.5 million in 1997. Depreciation and amortization costs represented 7.0% of operating revenues in 1996 and 17.9% of operating revenues in 1997, an increase of 10.9%. The dollar increase is primarily due to additional amortization expense associated with the acquisitions by the Company of inmate facility contracts, and the 1997 Acquisitions.

  The Company incurred an expense of $400,000 in 1997 related to external costs associated with the Company's application for the Federal Board of Prisons contract. The Company was unsuccessful in obtaining the contract. The contract award has been appealed, however, the Company has expensed all costs associated with the bid.

  The Company incurred a non-recurring expense of $684,000 in 1996 related to $434,000 in bonuses paid by AmeriTel prior to its acquisition by the Company and $250,000 paid by AmeriTel to settle a lawsuit. Such expense represented 1.2% of operating revenues in 1996.

  Operating Income (Loss). The Company's operating income decreased by $8.8 million, from $7.0 million in 1996 to an operating loss of $1.8 million in 1997 primarily as a result of increases in depreciation and amortization due to the 1997 Acquisitions. Also, as a result of the depreciation and amortization, the Company's operating income margin decreased from 11.7% in 1996 to an operating loss of 1.9% in 1997.

  Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $9.0 million from $2.1 million in 1996 to $11.1 million in 1997. The increase was primarily due to interest expense associated with indebtedness incurred by the Company in connection with acquisitions and completion of Offering June 1997.

  Extraordinary Loss. The Company incurred an extraordinary loss of $4.7 million in 1997 due to the write-off of the unamortized deferred loan costs and the unamortized discount related to the senior subordinated notes originally issued by Canadian Imperial Bank of Commerce ("CIBC"), which were repaid in connection with the acquisitions of AmeriTel and Talton Telecommunications (the "Senior Subordinated Notes") with the net proceeds of the June 1997 offering (the "Offering") of $115,000,000 principal amount 11% Senior Notes due 2007 (the "Senior Notes"). In 1996, one of the Company's predecessors incurred an extraordinary loss of approximately $52,000 in conjunction with the extinguishment of debt.

  Net Income (Loss). The Company's net income decreased by $20.0 million, from $3.0 million in 1996 to a net loss of $17.0 million in 1997 as a result of the factors described above.

  EBITDA. EBITDA increased by $3.7 million from $11.1 million in 1996 to $14.8 million in 1997. EBITDA as a percentage of operating revenues decreased from 18.8% in 1996 to 16.1% in 1997 due to the factors described above.

  YEAR ENDED DECEMBER 31, 1996 (COMBINED RESULTS OF OPERATIONS OF THE PREDECESSORS, AMERITEL AND TALTON TELECOMMUNICATIONS, FOR ELEVEN MONTHS ENDED NOVEMBER 30, 1996 AND OF THE COMPANY FOR THE ONE MONTH ENDED DECEMBER 31, 1996) COMPARED TO YEAR ENDED DECEMBER 31, 1995 (COMBINED OPERATIONS OF THE PREDECESSORS, AMERITEL AND TALTON TELECOMMUNICATIONS)

  Operating Revenues. The Company's operating revenues increased by $18.9 million, or 46.7%, from $40.3 million for the year ended December 31, 1995 to $59.2 million for the year ended December 31, 1996. The increase in operating revenues was primarily due to (i) the addition of operating revenues from the Company's acquisitions of contracts covering approximately 76 inmate facilities during 1995 (the results of which were reflected for the full year in 1996) and contracts covering approximately 140 inmate facilities during 1996; (ii) operating revenues from the Company's contract with the state of Alabama, a portion of which become operational during the second half of 1995; and (iii) increases in operating revenues from the Company's addition of new contracts covering approximately 130 inmate facilities, net of contract terminations, during 1995 (the results of which were reflected for the full year in 1996) and, to a lesser extent, from the addition of new contracts during 1996.

  Operating Expenses. Total operating expenses increased $15.4 million, from $36.8 million in 1995 to $52.2 million in 1996. Operating expenses as a percentage of operating revenues decreased 2.9% from 91.2% for the year ended December 31, 1995 to 88.3% for the year ended December 31, 1996. The decrease in operating expenses as a percentage of revenues is primarily due to a decrease in telecommunication costs resulting from lower long distance rates from more favorable long distance service contracts and decreases in local exchange costs, SG&A, and field operations and maintenance expenses primarily as a result of the fixed portion of these expenses being spread over a higher revenue base.

  Telecommunication costs increased by $6.9 million, from $18.7 million in 1995 to $25.6 million in 1996. Telecommunication costs represented 46.3% of operating revenues in 1995 and 43.3% of operating revenues in 1996, a decrease of 3.0%. The dollar increase is primarily due to increased costs associated with higher call volumes, while the percentage decrease is primarily due to lower long distance rates from more favorable long distance service contracts and decreases in local exchange costs.

  Facility commissions increased by $5.8 million, from $9.6 million in 1995 to $15.4 million in 1996. Facility commissions represented 23.8% of operating revenues in 1995 and 26.1% of operating revenues in 1996, an increase of 2.3%. The increase is primarily due to higher commission rates on the Company's contract with the State of Alabama and on acquired inmate facility contracts.

  Field operation and maintenance costs increased by $568,000, from $1.5 million in 1995 to $2.0 million in 1996. Field operation and maintenance costs represented 3.6% of operating revenues in 1995 and 3.4% of operating revenues in 1996, a decrease of 0.2%. The dollar increase is primarily due to increased costs associated with serving a larger account base, while the percentage decrease is primarily due to the effect of spreading fixed costs over a larger revenue base.

  SG&A increased by $204,000, from $4.1 million in 1995 to $4.3 million in 1996. SG&A represented 10.1% of operating revenues in 1995 and 7.3% of operating revenues in 1996, a decrease of 2.8%. The decrease in

SG&A as a percentage of operating revenues is primarily due to the effect of spreading fixed costs over a larger revenue base.

  Depreciation and amortization costs increased by $1.1 million, from $3.0 million in 1995 to $4.1 million in 1996. Depreciation and amortization costs represented 7.4% of operating revenues in 1995 and 7.0% of operating revenues in 1996, a decrease of 0.4%. The dollar increase is primarily due to $600,000 in additional depreciation and amortization expense resulting from the Company's acquisitions of AmeriTel and Talton Telecommunications in December 1996.

  The Company incurred a non-recurring expense of $684,000 in 1996 related to $434,000 in bonuses paid by AmeriTel prior to its acquisition by the Company and $250,000 paid by AmeriTel to settle a lawsuit. Such expense represented 1.2% of operating revenues in 1996.

  Operating Income. The Company's operating income increased by $3.5 million, from $3.5 million in 1995 to $7.0 million in 1996, as a result of the significant increase in operating revenues offset in part by the increase in operating costs discussed above. The Company's operating income margin increased from 8.8% in 1995 to 11.7% in 1996 due to the factors described above.

  Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $780,000 from $1.3 million in 1995 to $2.1 million in 1996. The increase was primarily due to increased interest expense associated with indebtedness incurred by the Company in connection with the acquisitions of AmeriTel and Talton Telecommunications.

  Extraordinary Loss. In 1996, one of the Company's predecessors incurred an extraordinary loss of approximately $52,000 in conjunction with the extinguishment of debt.

  Net Income (Loss). The Company's net income increased by $1.7 million, from $1.3 million in 1995 to $3.0 million in 1996 as a result of the factors described above.

  EBITDA. EBITDA increased by $4.5 million from $6.6 million in 1995 to $11.1 million in 1996. EBITDA as a percentage of operating revenues increased from 16.3% in 1995 to 18.8% in 1996 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $6.0 million for the year ended December 31, 1997, as compared to net cash provided by operating activities of $5.9 million for the aggregate of the Company's One Month Period Ended December 31, 1996 and the Combined Predecessors Eleven Months Ended November 30, 1996. Net cash provided by operating activities was $4.1 million for the year ended December 31, 1995. Net cash provided by operating activities in 1997 increased primarily due to the operations of the 1997 Acquisitions.

  Cash used in investing activities was $90.8 million for the year ended December 31, 1997, consisting primarily of cash outflows for the 1997 Acquisitions, as compared to $54.8 million for the aggregate of the Company's One Month Period Ended December 31, 1996 and the Combined Predecessors Eleven Months Ended November 30, 1996. The cash used in investing activities in 1996 consisted primarily of cash outflows for acquisitions. Cash used in investing activities was $8.0 million in 1995, consisting primarily of acquisitions of inmate facility contracts.

  Net cash provided by financing activities was $92.2 million for the year ended December 31, 1997 consisting primarily of the issuance of the $115.0 million Senior Notes, the borrowing of $50.5 million under the amended Senior Credit Facility and offset by the repayment of the previous credit facility, Senior Subordinated Notes, and subordinated notes issued in connection with the acquisition of Talton Telecommunications (the "Talton Notes"), as compared to $48.5 million for the aggregate of the Company's One Month Period Ended December 31, 1996 and the Combined Predecessors Eleven Months Ended November 30, 1996. Net cash provided by financing activities was $4.8 million in 1995. Net cash provided by financing activities in 1996 and 1995 consisted primarily of proceeds from borrowings under credit facilities and in 1995 also included the issuance of equity by the Company's predecessors to finance revenue growth and acquisitions. Financing activity in 1996 included the issuance of equity by the Company in connection with the acquisitions of AmeriTel and Talton Telecommunications in December 1996. See "Certain Relationships and Related Transactions; Historic Relationships and Related Transactions." The Company raised $115.0 million in gross proceeds in connection with the offering of the Senior Notes in June 1997, of which $67.2 million was used to repay amounts outstanding under the Company's former credit facility, Senior Subordinated Notes, and Talton Notes; $9.9 million (subject to adjustment) was used to acquire STC and 100% of its affiliate, Law Enforcement Technology, Inc. ("LETI"); and $5.8 million was used to pay deferred financing costs related to the Senior Notes. The remaining net proceeds of $32.1 million along with $18.4 million of proceeds from the Company's Senior Credit Facility were used to consummate the CCC Acquisition and the InVision Acquisition.

  As of December 31, 1997, the Company had approximately $166.7 million of long-term indebtedness outstanding, a stockholders' equity deficit of $10.0 million, and $7.8 million of cash.

  The Company expects that its principal sources of liquidity will be cash flow from operations, and borrowings under the Senior Credit Facility. The
Company anticipates that its principal uses of liquidity will be to provide working capital, finance future acquisitions, and meet debt service requirements. The Company anticipates that its primary capital expenditures will be for capital items required to implement new contracts entered into by the Company. Management believes that cash flow from operations and from credit facilities that management believes will be available to the Company will be sufficient to fund the requirements of the Company for the next 12 months.

  As of December 19, 1997 the Company and its Lenders (as defined) entered into an amendment and restatement of a previous credit facility to establish the Senior Credit Facility, which consists of (a) a $55.0 million term loan acquisition facility and (b) a $25.0 million revolving loan facility (which includes a $5.0 million letter of credit facility). Amounts borrowed under the Senior Credit Facility will bear interest, at the option of the Company, at either (i) the Base Rate (i.e., the higher of CIBC's reference rate and the overnight federal funds rate plus 0.5%) plus a margin that varies from 0.75% to 2.25%, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior Credit Facility); or (ii) the LIBO Rate (as defined in the Senior Credit Facility) plus a margin that varies from 2.0% to 3.5%, depending on the Company's Total Debt to EBITDA Ratio. The Senior Credit Facility requires the Company to make quarterly payments of principal amounts due under the term loan facility in the amounts set forth below on the dates indicated, assuming the maximum borrowing of $55.0 million:


   QUARTERLY                                   Dollar
 Payment Date                                Repayment
--------------                             -------------
  September 30, 1998                         $2,750,000
  December 31, 1998                           2,750,000
  March 31, 1999                              2,406,250
  June 30, 1999                               2,406,250
  September 30, 1999                          2,406,250
  December 31, 1999                           2,406,250
  March 31, 2000                              3,093,750
  June 30, 2000                               3,093,750
  September 30, 2000                          3,093,750
  December 31, 2000                           3,093,750
  March 31, 2001                              3,437,500
  June 30, 2001                               3,437,500
  September 30, 2001                          3,437,500
  December 31, 2001                           3,437,500
  March 31, 2002                              3,437,500
  June 30, 2002                               3,437,500
  September 30, 2002                          3,437,500
  December 31, 2002                           3,437,500

  The Senior Credit Facility requires quarterly interest payments to be made on the Base Rate loans and periodic interest-only payments based on the applicable interest period on LIBO Rate loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all the assets of the Company and the its subsidiaries.

  Concurrently with the consummation of an offering on June 27, 1997, of $115.0 million aggregate principal amount of the Senior Notes, establishment and amendments of the Senior Credit Facility, the Company expensed approximately $4.7 million to write off previously incurred deferred financing costs related to the previous credit facility, the Senior Subordinated Notes, and the Talton Note, which were repaid with the net proceeds of the Offering. These expenses have been accounted for as an extraordinary loss on the early extinguishment of debt.

  As of December 31, 1997, the Company had approximately $166.7 million of long-term indebtedness outstanding, including (i) $115.0 million of Senior Notes outstanding at an interest rate of 11.0%, (ii) $50.5 million of indebtedness from the Senior Credit Facility, and (iii) $1.2 million of other indebtedness consisting primarily of deferred acquisitions costs and capital leases. As of March 31, 1998, the Company had available borrowing capacity under the revolving credit portion of its Senior Credit Facility of approximately $19.75 million.

  The Company intends to pursue additional acquisitions to expand its base of installed inmate telephones from time to time. There can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing.

  The Senior Credit Facility and the Indenture contain numerous restrictive covenants including, among others, limitations on the ability of the Company to incur additional indebtedness, to create liens and other encumbrances, to make certain payments and investments, to sell or otherwise dispose of assets, or to merge or consolidate with another entity. The Senior Credit Facility also requires the Company to meet certain financial tests on a consolidated basis, some of which may be more restrictive in future years. The Company's failure to comply with its obligations under the Senior Credit Facility, or in agreements relating to indebtedness incurred in the future, could result in an event of default under such agreements, which could permit acceleration of the related debt and acceleration of debt under other financing arrangements that may contain cross-acceleration or cross-default provisions. In addition, because interest under the Company's Senior Credit Facility accrues at floating rates, the Company remains subject to interest rate risk with respect to a significant portion of its indebtedness.

  The Company is a holding company, the assets of which consist principally of the stock of its subsidiaries, through which it conducts substantially all of its operations. The Company's ability to pay interest on the Senior Notes and to satisfy its other obligations will depend upon dividends or other distributions of funds from its subsidiaries. The Company's subsidiaries are distinct legal entities, and the rights of holders of the Senior Notes against the subsidiaries of the Company that have guaranteed the Senior Notes (the "Subsidiary Guarantors") will be subject to the rights of the Subsidiary Guarantors' creditors, to the extent senior to the obligations of the Subsidiary Guarantors. The future operating performance of its subsidiaries will be affected by economic conditions, and financial, business, and other factors, many of which are beyond the Company's control. The Company's subsidiaries are parties to no contractual agreements that would restrict their ability to pay dividends or advance funds to the Company. As of December 31, 1997, there is aggregate indebtedness of approximately $286,000 of the Company's subsidiaries that is effectively senior to the Senior Notes because the Company is a holding company. The Company has pledged all of the outstanding capital stock of its subsidiaries to secure its obligations under the Senior Credit Facility. The Senior Credit Facility and all obligations thereunder are also secured by a first priority lien on substantially all of the assets of the Company's subsidiaries, including future subsidiaries. There can be no assurance that the operating cash flow of the Company's subsidiaries will be sufficient to meet the Company's operating expenses and debt service obligations.

INCOME TAXES

  Since the Company's acquisitions of AmeriTel and Talton Telecommunications were stock purchases, the Company was required to retain the tax bases of AmeriTel and Talton Telecommunications in the assets acquired. As a result, the Company will not be entitled to a tax deduction for the amortization of goodwill or the depreciation and amortization of certain other tangible and intangible assets related to these acquisitions. The Company has provided deferred income tax liabilities for differences in the financial accounting and tax bases of its tangible and identifiable intangible assets. However, in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," future amortization of non-deductible goodwill will be treated as a permanent difference in the Company's financial statements.

ACCOUNTING PRONOUNCEMENTS

  SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for the Company's year ending December 31, 1998.

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June 1997, and establishes new standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 is effective for the Company's year ending December 31, 1998.

INFORMATION SYSTEMS AND THE YEAR 2000

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company believes that it has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company plans on completing the testing process of all significant applications by February 1, 1999.

  In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

  The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  This item is not applicable to the Registrant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  Index to Financial Statements and Schedules

                                                                         Page
                                                                         ----
Talton Holdings, Inc.

     Report of Independent Certified Public Accountants.................  25

     Consolidated Balance Sheets for December 31, 1997 and 1996.........  26

     Consolidated Statements of Operations for the year ended
      December 31, 1997 and for the one month ended December 31, 1996,..  27

     Consolidated Statements of Stockholders' Equity (Deficit) for the
      year ended December 31, 1997 and for the one month period
      ended December 31, 1996...........................................  28

     Consolidated Statements of Cash Flows for the
      year ended December 31, 1997 and for the one month period
      ended December 31, 1996............................................ 29

     Notes to the Consolidated Financial Statements.....................  30

Predecessors' Financial Statements
 AmeriTel Pay Phones, Inc.

     Report of Independent Certified Public Accountants.................  44

     Balance Sheets for November 30, 1996 and December 31, 1995.........  46

     Statements of Income for the eleven months ended November 30, 1996 and for the year ended December 31, 1995..........................  47

     Statements of Stockholders' Equity for the eleven months ended
      November 30, 1996 and for the year ended December 31, 1995........  48

     Statements of Cash Flows for the eleven months ended November 30,
      1996 and for the year ended December 31, 1995.....................  49

     Notes to the Financial Statements..................................  50

 Talton Telecommunications Corporation

     Report of Independent Certified Public Accountants.................  61

     Consolidated Balance Sheets for November 30,1996 and
      December 31, 1995.................................................  62

     Consolidated Statements of Operations for the eleven months ended
      November 30, 1996 and the year ended December 31, 1995............  63

     Consolidated Statements of Stockholders' Equity for the eleven
      November 30, 1996 and the year ended December 31, 1995............  64

     Consolidated Statements of Cash Flows for the eleven months ended months ended November 30, 1996 and the year ended
      December 31, 1995.................................................  65

     Notes to the Consolidated Financial Statements.....................  66

SCHEDULES:
---------

     Valuation and Qualifying Accounts and Reserves.....................  72

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of Talton Holdings, Inc.:

  We have audited the accompanying consolidated balance sheets of Talton Holdings, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1997 and for the one-month period from December 1, 1996 (date of acquisition) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997, and the one month ended December 31, 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Dallas, Texas
March 18, 1998

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                              --------------------------------------------
                                                                                      1996                     1997
                                                                              ------------------      --------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents  .............................................          $    294,494              $  7,777,996
  Accounts receivable  ...................................................             7,346,270                17,401,907
  Refundable income taxes  ...............................................               601,842                   600,388
  Inventories  ...........................................................               941,819                 1,690,930
  Prepaid expenses and other current assets  .............................               259,984                 2,309,661
  Deferred income tax asset  .............................................               673,259                 1,059,752
                                                                              ------------------      --------------------
     Total current assets  ...............................................            10,117,668                30,840,634
PROPERTY AND EQUIPMENT  ..................................................             7,969,134                24,007,039
INTANGIBLE AND OTHER ASSETS  .............................................            62,046,732               134,540,767
                                                                              ------------------      --------------------
     TOTAL  ..............................................................          $ 80,133,534              $189,388,440
                                                                              ==================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable  ......................................................          $  2,797,845              $  6,933,874
  Accrued expenses  ......................................................             4,593,093                24,678,158
  Income taxes payable  ..................................................               978,000                        --
  Current portion of long-term debt  .....................................             3,150,000                 5,545,363
                                                                              ------------------      --------------------
     Total current liabilities  ..........................................            11,518,938                37,157,395
LONG-TERM DEBT  ..........................................................            59,964,500               160,040,938
OTHER LONG TERM LIABILITIES...............................................               200,000                 1,150,000
DEFERRED INCOME TAXES  ...................................................             1,968,767                 1,059,752
COMMITMENTS AND CONTINGENCIES (See Notes)
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value; 6,000 shares authorized, 5,925 shares
    issued and outstanding (cumulative liquidation value of $5,925,000)...                    59                        59
  Common stock, $.01 par value; 50,000 shares authorized, 15,300 shares and 16,200 shares issued and outstanding as of
    December 31, 1996 and December 31, 1997, respectively  ...............                   153                       162
  Additional paid-in capital  ............................................            21,610,972                22,036,963
  Accumulated deficit  ...................................................           (15,129,855)              (32,056,829)
                                                                              ------------------      --------------------
     Total stockholders' equity (deficit)  ...............................             6,481,329               (10,019,645)
                                                                              ------------------      --------------------
     TOTAL  ..............................................................          $ 80,133,534              $189,388,440
                                                                              ==================      ====================

                See notes to consolidated financial statements.

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     ONE MONTH                 YEAR
                                                                   PERIOD ENDED               ENDED
                                                                   DECEMBER 31,            DECEMBER 31,
                                                                       1996                    1997
                                                               ------------------     -------------------
OPERATING REVENUE  ..........................................          $5,506,110            $ 91,773,041
OPERATING EXPENSES:
  Telecommunication costs  ..................................           2,298,712              37,871,217
  Facility commissions  .....................................           1,455,375              25,723,997
  Field operations and maintenance  .........................             218,895               4,542,757
  Selling, general and administrative  ......................             372,341               8,540,629
  Depreciation  .............................................             110,803               2,218,694
  Amortization of intangibles  ..............................             741,032              14,243,332
  Federal bid costs  ........................................                  --                 399,817
                                                               ------------------     -------------------
     Total operating expense  ...............................           5,197,158              93,540,443
                                                               ------------------     -------------------
OPERATING INCOME (LOSS)  ....................................             308,952              (1,767,402)
OTHER (INCOME) EXPENSE:
  Interest expense, net  ....................................             612,071              11,137,877
  Other (income), net  ......................................             (20,490)                (76,392)
                                                               ------------------     -------------------
     Total other (income) expense  ..........................             591,581              11,061,485
                                                               ------------------     -------------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS   ...........            (282,629)            (12,828,887)
INCOME TAX BENEFIT  .........................................             (22,502)               (641,670)
                                                               ------------------     -------------------
LOSS BEFORE EXTRAORDINARY ITEM  .............................          $ (260,127)           $(12,187,217)
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT  ..................                  --               4,739,757
                                                               ------------------     -------------------
NET LOSS.......................................................        $ (260,127)           $(16,926,974)
Preferred Stock Dividends  ..................................                  --                 474,000
                                                               ------------------     -------------------
NET LOSS APPLICABLE TO COMMON STOCK  ........................          $ (260,127)           $(17,400,974)
                                                               ==================     ===================

                See notes to consolidated financial statements.

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           PREFERRED STOCK   COMMON STOCK    ADDITIONAL
                                           ---------------  --------------     PAID-IN        ACCUMULATED
                                           SHARES   AMOUNT  SHARES  AMOUNT     CAPITAL         (DEFICIT)           TOTAL
                                           -------  ------  ------  ------  -------------   -----------------  ---------------
ISSUANCE OF PREFERRED STOCK  .............  5,925     $59                   $ 5,924,941                        $  5,925,000
ISSUANCE OF COMMON STOCK  ................                 15,300    $153    15,686,031                          15,686,184
PORTION OF ACQUISITION
 CASH PAYMENTS TO
 CONTINUING
 STOCKHOLDERS, TREATED
 AS A DIVIDEND  ..........................                                                    $(14,869,728)      (14,869,728)
NET LOSS  ................................                                                        (260,127)         (260,127)
                                             -----    ---   ------    ----   -----------      ------------      ------------
BALANCE, DECEMBER 31, 1996  ..............   5,925    $59   15,300    $153   $21,610,972      $(15,129,855)     $  6,481,329
PREFERRED DIVIDENDS.......................                                      (474,000)                           (474,000)
ISSUANCE OF COMMON STOCK  ................                     900       9       899,991                             900,000
NET LOSS   ...............................                                                     (16,926,974)      (16,926,974)
                                             -----    ---   ------    ----   -----------      ------------      ------------
BALANCE, DECEMBER 31, 1997................   5,925    $59   16,200    $162   $22,036,963      $(32,056,829)     $(10,019,645)
                                             =====    ===   ======    ====   ===========      ============      ============

                See notes to consolidated financial statements.

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           ONE-MONTH       FOR THE YEAR ENDED
                                                                                          PERIOD ENDED        DECEMBER 31,
                                                                                          DECEMBER 31,            1997
                                                                                              1996
                                                                                       --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss............................................................................     $   (260,127)          $(16,926,974)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation  .....................................................................          110,803              2,218,694
  Amortization of intangible assets, including deferred financing costs and
    bond discount  ..................................................................          803,023             14,804,641
  Extraordinary loss on debt extinguishment  ........................................               --              4,739,757
  Deferred income taxes  ............................................................          160,512             (1,295,508)
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable  ............................................................           44,823             (6,974,425)
    Inventories  ....................................................................           12,013               (723,013)
    Prepaid expenses and other assets  ..............................................         (166,096)               (87,536)
    Accounts payable  ...............................................................       (1,010,795)             1,574,179
    Accrued expenses  ...............................................................         (718,313)             9,694,953
    Income taxes  ...................................................................         (394,963)              (976,546)
                                                                                       --------------------------------------
     Net cash (used in) provided by operating activities  ...........................       (1,419,120)             6,048,222
                                                                                       --------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Increase in restricted cash.........................................................               --             (1,919,312)
 Capital expenditures  ..............................................................         (268,801)            (8,062,724)
 Cash outflows for acquisitions  ....................................................      (46,983,442)           (80,775,395)
                                                                                       --------------------------------------
     Net cash used in investing activities  .........................................      (47,252,243)           (90,757,431)
                                                                                       --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of debt  ................................................       59,200,000            168,709,966
 Repayment of advances  .............................................................               --             (1,001,024)
 Repayment of debt  .................................................................      (15,912,706)           (67,630,581)
 Payments of deferred financing costs  ..............................................       (3,804,121)            (7,885,650)
 Proceeds from the issuance of common and preferred stock, net of expenses  .........        9,482,684                     --
                                                                                       --------------------------------------
     Net cash provided by financing activities  .....................................       48,965,857             92,192,711
                                                                                       --------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS  ..............................................          294,494              7,483,502
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  .....................................               --                294,494
                                                                                       --------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD  ...........................................     $    294,494           $  7,777,996
                                                                                       ======================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest  ............................................................     $    640,035           $  4,202,059
                                                                                       ======================================
 Cash paid for income taxes  ........................................................     $    211,950           $  1,552,973
                                                                                       ======================================
NONCASH TRANSACTIONS:
 Issuance of subordinate notes, preferred stock and common stock for acquisitions  ..     $ 16,043,000           $    900,000
                                                                                       ======================================
 Reduction of stockholders' equity to reflect continuing shareholder interests  .....     $(14,869,728)          $         --
                                                                                       ======================================
 Dividends payable  .................................................................     $         --           $    474,000
                                                                                       ======================================
 Amounts payable for acquisition costs  .............................................     $         --           $  8,369,421
                                                                                       ======================================
 Amounts payable for deferred financing costs........................................     $         --           $    757,493
                                                                                       ======================================

                See notes to consolidated financial statements.

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS--Talton Holdings, Inc. owns, operates, and maintains telephone systems under contracts with correctional facilities in 43 states throughout the United States. The Company was incorporated on November 20, 1996, and effective December 1, 1996, acquired all of the outstanding equity interests of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc., as discussed in
Note 2.

  The Company accumulates call activity from its various installations and bills its revenues related to this call activity through major local exchange carriers ("LECs") or through third-party billing services for smaller volume LECs, all of which are granted credit in the normal course of business with terms of between 30 and 60 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for unbillable and uncollectible losses based on historical experience.

  PREPARATION OF FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, such as estimates of allowances and reserves for unbillable and uncollectible chargebacks, that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Talton Telecommunications Corporation, Talton Telecommunications of Carolina, Inc., AmeriTel Pay Phones, Inc., Talton STC Inc., Talton InVision and One Source Telecommunications, Inc. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts have been reclassified to conform with the current year presentation.

  CASH AND CASH EQUIVALENTS--For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and investments with a remaining maturity at date of purchase of three months or less.

  ACCOUNTS RECEIVABLE--Trade accounts receivable represent amounts billed for calls placed through the Company's telephone systems to the various LECs or third-party billing services, net of advance payments received, and an allowance for unbillable and uncollectible calls, based on historical experience, for estimated chargebacks to be made by the LECs. Under account advance agreements with various third-party billing services, advance payments equal to a percentage of the outstanding billed receivables are remitted to the Company when calls are submitted to the third-party billing service, and the Company grants a lien to the third-party billing service on the related accounts receivable for the advance. The remainder of the billed receivable is paid to the Company, net of the advance amount, after the third-party billing service has collected the amounts receivable from the respective LECs. Interest is charged on the advance payment at varying rates.


  INVENTORIES--Inventories are stated at the lower of cost, as determined primarily using the weighted average cost method, or market. Inventory is primarily composed of equipment for installation on new contracts and supplies and parts for the telephone systems serviced by the Company.

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

  PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of property and equipment.

        Asset                                                  Useful Life
     ----------                                              ---------------
   Leasehold improvements  ................................  Lesser of life or lease term
   Telephone system equipment  ............................  3.5 to 7.5 years
   Vehicles  ..............................................  3 years
   Office equipment  ......................................  3 to 7 years

  Maintenance and repairs are expensed when incurred and major repairs which extend an asset's useful life are capitalized. When items are retired or disposed, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings.

  INTANGIBLE AND OTHER ASSETS--Intangible and other assets primarily include amounts allocated to acquired facility contracts, noncompete agreements, goodwill and other intangible assets, which are stated at cost, along with the long-term portion of customer advances. Amortization of intangible assets is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of intangible assets:

        Asset                                                   Useful Life
      ---------                                               ---------------
     Acquired facility contracts.............................   Contract term
     Noncompete agreements  .................................   Agreement term
     Deferred loan costs  ...................................   Loan term
     Other intangibles  .....................................   2 to 5 years
     Goodwill  ..............................................   20 years

  Acquired facility contracts consist primarily of costs allocated to locations acquired in acquisitions of facility contract rights from other service providers, along with signing bonuses paid to the facilities under new facility installations and other incremental direct costs paid to obtain the facility contracts.

  Other intangibles include costs incurred to obtain direct billing agreements with local exchange carriers, organizational costs, and licensing fees to obtain state licenses to conduct business.

  The Company periodically assesses the net realizable value of its intangible assets, as well as all other long term assets, by comparing the expected future net operating cash flow, undiscounted and without interest charges, to the carrying amount of the underlying assets. The Company would evaluate a potential impairment if the recorded value of these assets exceeded the associated future net operating cash flows. Any potential impairment loss would be measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value of assets would be measured by market value, if an active market exists, or by a forecast of expected future net operating cash flows, discounted at a rate commensurate with the risk involved.

  INCOME TAXES--The Company accounts for income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are provided for temporary differences between the financial statement and tax bases of the assets and liabilities using current tax rates.

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

  REVENUE RECOGNITION--Revenues are recognized during the period the calls are made. In addition, during the same period, the Company accrues the related telecommunication costs for validating, transmitting, billing and collection, and line and long-distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

  FACILITY COMMISSIONS--Under the terms of the Company's telephone system contracts with correctional facilities, the Company pays commissions to these facilities generally based on call volume revenues which are accrued during the period the revenues are generated.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for the Company's year ending December 31, 1998.

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June 1997, and establishes new standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 is effective for the Company's year ending December 31, 1998.

  The Company expects that the adoption of these pronouncements will have no material effect on the financial position, results of operations or cash flows of the Company.

2. ACQUISITIONS

  Effective December 1, 1996, the Company acquired all of the outstanding equity interests of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc. The aggregate net purchase price was approximately $47.9 million, which was funded with the net proceeds from the issuance of common and preferred stock and the proceeds from the issuance of long-term debt.

  Since certain of the stockholders of the Company held ownership interests in Talton Telecommunication Corporation and AmeriTel Pay Phones, Inc., their continuing ownership interest in the Company has been accounted for at their prior historical basis, which has resulted in a reduction in stockholders' deficit of approximately $14.9 million and a corresponding reduction in the fair values assigned to tangible and identifiable intangible assets, in accordance with the provisions of Emerging Issue Task Force discussion No. 88-16, "Basis in Leveraged Buyout Transactions."

  Effective April 4, 1997, the Company acquired substantially all of the net assets of Tri-T, Inc. (d/b/a "Tataka") for cash of $0.8 million, which was funded primarily by borrowings under the Senior Credit Agreement.

  Effective June 27, 1997, the Company acquired substantially all of the net assets of Security Telecom Corporation for cash of $9.9 million and issuance of 900 shares of the Company Common Stock. Approximately $2.5 million of the purchase price was withheld at closing, pending certain regulatory approvals and final adjustments. In conjunction with the acquisition of Security Telecom Corporation, the Company entered into an

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES
agreement with an employee of Security Telecom Corporation giving the employee the right to purchase up to 100 shares of the Company's Class A common stock for $2,000 per share. The employee may elect to exercise the options after December 31, 1997 or may elect to receive a $200,000 payment in cash. The options must be exercised by June 30, 1999. The Company has recorded this liability with a corresponding increase in goodwill resulting from the Security Telecom acquisition. The Company financed the acquisition with a portion of the proceeds from the Senior Notes.

  Effective July 31, 1997, the Company acquired all of the net assets of Correctional Communications Corporation for cash purchase price of $10.3 million. Approximately $5.5 million of the purchase price is held in an escrow account pending certain regulatory approvals. The acquisition agreement also provides for contingent payment of up to $1.5 million if certain financial performance benchmarks are achieved in the future. The $1.5 million contingency will be accounted for as an adjustment to the purchase price when the contingency is resolved. The Company financed the acquisition with a portion of the proceeds from the Senior Notes.

  Effective October 6, 1997, the Company entered into an agreement to purchase substantially all of the net assets of the inmate pay-phone division of Communications Central Inc. for $40 million in cash and assumption of $2.0 million in liabilities subject to various adjustments as defined in the agreement and subject to a provision for working capital of approximately $1.2 million provided to the Company pursuant to the purchase agreement. The Company financed the acquisition with the remaining proceeds from the Senior Notes and borrowings under the Senior Credit Agreement.

  Effective December 1, 1997, the Company entered into an agreement to purchase substantially all of the net assets of the inmate pay-phone division of North American InTeleCom, Inc. from TSC Communications for a cash purchase price of $6.5 million in cash, a deferred payment of $1.7 million, and the assumption of certain liabilities approximating $663,000. The company funded the acquisition with borrowings under the Senior Credit Agreement.

  Effective December 19, 1997, the Company entered into an agreement to purchase substantially all of the net assets of the inmate pay-phone division of Peoples Telephone Company, Inc. for $10.6 million with the assumption of certain liabilities. The acquisition agreement also provides for additional contingent payments if certain financial results are obtained in the future. The additional payments will be accounted for as an adjustment to the purchase price when the contingency is resolved. The Company funded the acquisition with borrowings under the Senior Credit Agreement.

  The above acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates and, accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in the consolidated financial statements of the Company. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their fair market values. The excess of the total purchase prices over the fair value of the net assets acquired represents goodwill.

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

In connection with the acquisitions, assets were acquired and liabilities were assumed as follows:

Purchase Prices                                                                1996                  1997
                                                                       ------------------    -----------------
       Net cash paid  ...............................................        $ 46,983,442          $80,775,395
       Amounts payable for acquisition costs.........................                  --            8,369,421
       Subordinated notes, preferred stock and common stock
        issued to sellers, net of expenses  .........................          15,768,624              900,000
       Portion of purchase price for continuing stockholders,
        treated as a dividend  ......................................         (14,869,728)                  --
                                                                       ------------------    -----------------
        Total net purchase prices, including professional fees  .....          47,882,338           90,044,816
     Fair values of net assets acquired:
       Fair values of assets acquired  ..............................          35,987,320           53,131,563
       Liabilities assumed  .........................................         (27,864,398)          (3,297,973)
                                                                       ------------------    -----------------
        Total net assets acquired  ..................................           8,122,922           49,833,590
                                                                       ------------------    -----------------
     Goodwill  ......................................................        $ 39,759,416          $40,211,226
                                                                       ==================    =================


  The following table presents unaudited pro forma results of operations of the Company for the one month period ended December 31, 1996 and the year ended December 31, 1997, as if the 1997 acquisitions had occurred at the beginning of each respective period:

                                                            ONE-MONTH           FOR THE YEAR
                                                          PERIOD ENDED             ENDED
                                                          DECEMBER 31,          DECEMBER 31,
                                                              1996                  1997
                                                      -------------------   ------------------
     Net sales.......................................         $14,894,179         $172,567,348
     Loss before extraordinary loss..................           1,981,056           26,001,087
     Net Loss........................................           1,981,056           30,740,844

  The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of the periods presented, nor do they purport to be indicative of the future results of operations of the Company.

  Please refer to footnote 15 for a discussion of the Company's acquisitions which were consummated subsequent to December 31, 1997.

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

3. ACCOUNTS RECEIVABLE

  Accounts receivable consist of the following:

                                                                                       DECEMBER 31,
                                                                        ---------------------------------------
                                                                                1996                  1997
                                                                        -----------------     -----------------
Trade accounts receivable, net of advance payments received of
   $1,188,671 and $187,647 at December 31, 1996 and
    December 31, 1997, respectively  ...............................          $ 7,975,016           $21,809,811
Advance commissions receivable  ....................................              349,094               272,921
Amounts receivable from stockholders  ..............................              135,627                    --
Receivables related to acquisitions.................................                   --               456,875
Employees and other  ...............................................               11,556               178,989
                                                                        -----------------     -----------------
                                                                                8,471,293            22,718,596
Less allowance for unbillable and uncollectible chargebacks  .......           (1,125,023)           (5,316,689)
                                                                        -----------------     -----------------
                                                                              $ 7,346,270           $17,401,907
                                                                        =================     =================

  At December 31, 1996 and December 31, 1997, the Company had advanced commissions to certain facilities of $835,641 and $1,290,732 which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

4. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                                       DECEMBER 31,
                                                                        ---------------------------------------
                                                                                1996                  1997
                                                                        -----------------     -----------------
Leasehold improvements  ............................................           $  432,036           $   493,836
Telephone system equipment  ........................................            7,259,333            24,480,777
Vehicles  ..........................................................              123,977               249,868
Office equipment  ..................................................              264,591             1,075,751
                                                                        -----------------     -----------------
                                                                                8,079,937            26,300,232
Less accumulated depreciation  .....................................             (110,803)           (2,293,193)
                                                                        -----------------     -----------------
                                                                               $7,969,134           $24,007,039
                                                                        =================     =================

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

5. INTANGIBLE AND OTHER ASSETS

  Intangible and other assets consist of the following:

                                                                                                   DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                           1996                    1997
                                                                                  -------------------     -------------------
Intangible assets:
  Acquired telephone contracts  ................................................          $18,440,124            $ 59,064,429
  Noncompete agreements  .......................................................              303,611                 403,611
  Deferred loan costs  .........................................................            3,804,121               8,299,067
  Goodwill  ....................................................................           39,759,416              79,970,642
  Other intangibles  ...........................................................               55,936                 526,385
                                                                                  -------------------     -------------------
                                                                                           62,363,208             148,264,134
 Less accumulated amortization  ................................................             (803,023)            (15,157,562)
                                                                                  -------------------     -------------------
Total intangible assets  .......................................................           61,560,185             133,106,572
Deposits........................................................................                   --                 416,384
Other assets--noncurrent portion of commission advances to facilities  .........              486,547               1,017,811
                                                                                  -------------------     -------------------
                                                                                          $62,046,732            $134,540,767
                                                                                  ===================     ===================

6. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                                                  DECEMBER 31,
                                                                                  ------------------------------------------
                                                                                          1996                   1997
                                                                                  -------------------    -------------------

     Facility commissions  ....................................................            $2,034,070            $ 5,456,245
     Billing and collection fees  .............................................               455,517              1,148,171
     Uncollectible call chargebacks  ..........................................               840,000                990,135
     Accrued acquisition and financing costs  .................................             1,068,124              8,599,778
     Accrued interest  ........................................................                 9,946              6,557,651
     Accrued excise taxes payable  ............................................                    --              1,166,003
     Accrued dividends on preferred stock  ....................................                    --                474,000
     Other  ...................................................................               185,436                286,175
                                                                                  -------------------     -------------------
                                                                                           $4,593,093            $24,678,158
                                                                                  ===================    ===================

  The accrual for uncollectible call chargebacks represents a reserve for amounts collected from the various LECs or third-party billing services which are expected to be charged back to the Company in future periods.

  The amount payable for acquisitions and financing costs includes a $2.5 million holdback of the purchase price of Security Telecom Corporation acquisition (see footnote 2) which will be paid to the sellers after certain regulatory approvals have been obtained and a $1.7 million deferred payment relating to the North American InTeleCom acquisition.

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT

  The following is a summary of long-term debt:

                                                                                                   DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                           1996                    1997
                                                                                  -------------------     -------------------
     Senior Notes  ...........................................................      $              --            $115,000,000
     Senior Credit Agreement:
        Revolving loan facility  .............................................              5,700,000               2,000,000
        Term loan facility....................................................             45,000,000              48,500,000
     Senior subordinated notes  ..............................................              8,500,000                      --
     Subordinated notes  .....................................................              5,000,000                      --
     Other....................................................................                     --                  86,301
                                                                                  -------------------     -------------------
                                                                                           64,200,000             165,586,301
     Less unamortized discount  ..............................................             (1,085,500)                     --
     Less current portion of long-term debt  .................................             (3,150,000)             (5,545,363)
                                                                                  -------------------     -------------------
                                                                                          $59,964,500            $160,040,938
                                                                                  ===================     ===================

  SENIOR NOTES--On June 27, 1997, the Company issued $115.0 million of 11% Senior Notes due 2007. A portion of the proceeds of the issuance was used to repay all of the previous debt outstanding under the Senior Credit Agreement, the Senior Subordinated Notes, the Subordinated Notes, and to fund the purchase of Security Telecom Corporation. As a result of the repayment of the outstanding debt, and amendment of the Company's Senior Credit Agreement, the Company incurred an extraordinary loss of $4.7 million resulting from the write-off of the unamortized deferred loan costs and the unamortized discount of the Senior Subordinated Notes.

  Interest on the Senior Notes is payable semi-annually. All of the Company's subsidiaries (the "Subsidiary Guarantors") are fully, unconditionally, and jointly and severally liable for the Notes. The Subsidiary Guarantors are wholly owned and constitute all of the Company's direct and indirect subsidiaries. The Company has not included separate financial statements of its subsidiaries because (a) the aggregate assets, liabilities, earnings, and equity of such subsidiaries are substantially equivalent to the assets, liabilities, earnings, and equity of the Company on a consolidated basis and (b) the Company believes that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

  The Senior Notes are redeemable at the Company's option on or after June 30, 2002. The Senior Notes are redeemable at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

Year                                                            Percentage
----                                                            ----------
2002  .....................................................     105.500%
2003  .....................................................     103.667%
2004  .....................................................     101.833%
2005 and thereafter........................................     100.000%

  At any time on or prior to June 30, 2000, the Company may redeem up to 30% of the Senior Notes originally issued at a redemption price of 111% of the principal amount, plus accrued and unpaid interest, with the proceeds of one or more Equity Offerings, as defined.

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

  SENIOR CREDIT AGREEMENT--In July 1997 and again in December 1997, the Company amended and restated its Senior Credit Agreement with a group of lenders. The Senior Credit Agreement includes a $55.0 million term loan acquisition facility and a $25.0 million revolving loan facility (which includes a $5.0 million letter of credit facility). Under the terms of the Senior Credit Facility, the term loan is amortized on a quarterly basis, over five years beginning September 30, 1998, and the revolving credit facility expires on December 31, 2002. Amounts outstanding under the Senior Credit Agreement bear interest at a rate per annum equal to one of the following rates, at the Company's option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the lead bank's reference rate, or (ii) the London Interbank Offering Rate ("LIBOR") plus a margin that varies from 200 to 350 basis points, based on the Company's Total Debt to EBITDA Ratio, as defined. The Company pays a commitment fee on unused amounts of the Senior Credit Agreement at the rate of 50 basis points. The blended interest rate in effect at December 31, 1997, on the Senior Credit Agreement was 9.47%.

  Interest is payable quarterly, and scheduled principal installments on the term loan facilities are due in quarterly installments of $2,750,000 beginning September 30, 1998 through December 31, 1998, decreasing to $2,406,250 on March 31, 1999, and increasing to $3,093,750 on March 31, 2000, and $3,437,500 on
March 31, 2001, with the remaining unpaid balance due on December 31, 2002. Both the revolving and the term loan facilities are collateralized by substantially all of the assets of the Company.

  SENIOR SUBORDINATED NOTES--In connection with the acquisitions of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc., the Company issued $8.5 million of senior subordinated notes which accrued interest, payable quarterly, at an initial rate of 12% per annum for the period from the date of issuance until March 27, 1997. Thereafter, the interest rate increased 0.5% on a quarterly basis up to a maximum rate of 19%. In connection with the issuance of the senior subordinated notes, stock purchase warrants to acquire 1,085 shares of the Company's Class A common stock at an exercise price of $.01 per share were issued to certain note holders. As a result, the senior subordinated notes were discounted from their face value by $1,085,500, which represented the estimated value of the proceeds assigned to the warrants as discussed in Note 9. On June 27, 1997, the Company used $8.5 million of the net proceeds from the Senior Notes to pay off the outstanding Senior Subordinated Notes.

  SUBORDINATED NOTES--In connection with the acquisitions of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc., the Company issued subordinated notes to three stockholders of the Company, which accrued interest, payable quarterly, at an initial rate of 12.5% per annum. On June 27, 1997 the Company used $5.0 million of the net proceeds from the Senior Notes to pay off the outstanding Subordinated Notes

  COVENANTS AND OTHER--The Senior Notes and the amended and restated Senior Credit Agreement contain financial and operating covenants requiring, among other items, the maintenance of certain financial ratios, as defined, including total debt to free cash flow, senior secured debt to free cash flow and various other ratios of free cash flow to specified minimums. In addition, the amended and restated Senior Credit Agreement contains various covenants which, among other things, limit the Company's ability to incur additional indebtedness, restrict the Company's ability to invest in and divest of assets, and restrict the Company's ability to pay dividends. In the event the Company fails to comply with the covenants and other restrictions, as specified, it could be in default under the Senior Notes and the Senior Credit Agreement and substantially all of the Company's long-term maturities could be accelerated.

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

  At December 31, 1997, the scheduled maturities of long-term debt were as follows:

   1998  ..........................................        $  5,545,363
   1999  ..........................................           9,665,938
   2000  ..........................................          12,375,000
   2001  ..........................................          13,750,000
   2002  ..........................................           9,250,000
   Thereafter  ....................................         115,000,000
                                                           ------------
                                                           $165,586,301
                                                           ============

8. INCOME TAXES

  A summary of the income tax benefit is as follows:

                                                                     ONE MONTH                  YEAR
                                                                    PERIOD ENDED                ENDED
                                                                    DECEMBER 31,             DECEMBER 31,
                                                                        1996                     1997
                                                               --------------------     -------------------
     Current income tax provision:
        Federal  ...........................................               $(73,837)            $   228,461
        State  .............................................                (10,260)                425,377
     Deferred income taxes  ................................                 61,595              (1,295,508)
                                                               --------------------     -------------------
                                                                           $(22,502)            $  (641,670)
                                                               ====================     ===================

  The income tax benefit differs from statutory rates primarily because of permanent differences related to a valuation allowance on deferred tax asset, nondeductible write off of debt discount and nondeductible goodwill amortization. The following is a reconciliation of the income tax benefit reported in the statement of operations:

                                                                                 DECEMBER 31,
                                                                --------------------------------------------
                                                                         1996                     1997
                                                                --------------------     -------------------
   Tax benefit at statutory rates  ........................                 $(96,094)            $(5,973,339)
   Effect of state income taxes  ..........................                  (13,284)               (301,595)
   Effect of nondeductible goodwill amortization  .........                   86,876                 675,910
   Non-deductible write-off of debt discount  .............                       --                 332,163
   Valuation allowance on deferred tax assets  ............                       --               4,674,920
   Other  .................................................                       --                 (49,729)
                                                                --------------------     -------------------
                                                                            $(22,502)            $  (641,670)
                                                                ====================     ===================

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

  The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

                                                                                                 DECEMBER 31,
                                                                               ----------------------------------------------
                                                                                        1996                      1997
                                                                               --------------------     ---------------------
     Deferred income tax assets:
        Allowance for unbillable and uncollectible chargebacks.................         $   440,547               $ 1,486,129
        Reserves...............................................................             232,712                   166,368
        Amortization of intangibles............................................                  --                 2,210,171
        Net operating loss carryforward........................................                  --                 1,872,004
        Valuation allowance....................................................                  --                (4,674,920)
                                                                               --------------------     ---------------------
                                                                                            673,259                 1,059,752
     Deferred income tax liabilities:
        Depreciation and amortization..........................................          (1,944,922)               (1,059,752)
        Other..................................................................             (23,845)                       --
                                                                               --------------------     ---------------------
                                                                                         (1,968,767)               (1,059,752)
                                                                               --------------------     ---------------------
     Net deferred income tax asset (liability).................................         $(1,295,508)              $        --
                                                                               ====================     =====================


  This net deferred income tax liability is classified in the consolidated balance sheet as follows:

                                                                          DECEMBER 31,
                                                        ---------------------------------------------
                                                                 1996                     1997
                                                        --------------------     --------------------
   Current asset  ..................................             $   673,259              $ 1,059,752
   Noncurrent liability  ...........................              (1,968,767)              (1,059,752)
                                                        --------------------     ---------------------
                                                                 $(1,295,508)             $        --
                                                        ====================     ====================

The Company has established a valuation allowance for deferred tax assets primarily as a result of operating and extraordinary losses. The Company was unable to determine that it is more likely than not that the deferred tax assets will be realized. The Company generated a federal income tax net operating loss carryforward of approximately $4.8 million and $301,000 for the year ended 1997 and the one month ended December 31, 1996, respectively, which will expire in the year 2017 and 2011, respectively.

9. STOCKHOLDERS' EQUITY

  COMMON STOCK--The authorized common stock of the Company includes 49,600 shares of Class A common stock and 400 shares of Class B common stock. Holders of the shares of Class A and Class B common stock have identical rights and privileges except that holders of Class B common stock are entitled to four votes per share as compared to one vote per share for holders of Class A common stock.

  Issued and outstanding shares of common stock as of December 31, 1997 include 15,800 shares of Class A common stock and 400 shares of Class B common stock. The Class B common stock is convertible into four shares of Class A common stock upon the occurrence of a major event, as defined.

  PREFERRED STOCK--In connection with the acquisitions of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc. as discussed in
Note 2, the Company issued 5,925 shares of senior preferred stock to former stockholders of the acquired companies. The preferred stockholders have no voting rights and are entitled to receive cumulative dividends at the rate of $80 per share per annum, payable quarterly, when declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company (voluntary or involuntary), the holders of the preferred stock shall be entitled to receive a preference over common shareholders in any distribution of assets of the Company, equal to $1,000 per share plus cumulative unpaid dividends. Upon the

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES
occurrence of a major event, which includes (i) a sale of all or substantially all the assets of the Company or (ii) a registered public offering of equity interests with gross proceeds of at least $20 million under the Securities Act of 1933, as amended, the Company is required to redeem the outstanding shares of preferred stock at a price equal to $1,000 per share plus cumulative unpaid dividends. Each holder of preferred stock is entitled to convert each preferred share into 0.08505 shares of Class A common stock, at the option of the holder, at any time after the date of issuance and on or prior to the occurrence of a major event, as defined.

  In addition to the senior preferred stock discussed above, the Company is authorized to issue up to 44,000 shares of junior preferred stock, of which no shares have been issued as of December 31, 1997.

  WARRANTS--At the acquisition date, the Company entered into a warrant agreement with certain of its senior subordinated note holders, which granted the note holders the right to purchase 1,085 shares of Class A common stock at an exercise price of $.01 per share, which was below the market value of the underlying shares at that date. Accordingly, as of December 31, 1996 approximately $1,085,500 of the proceeds of the senior subordinated note borrowings was allocated to these warrants and was recorded as additional paid-in capital. The $1,085,500, net of accumulated amortization, was written off as part of the extraordinary loss on debt extinguishment upon the issuance of the Senior Notes and the related repayment of the outstanding balances under the previous Senior Credit Agreement.

  At the acquisition date, the Company also entered into various warrant agreements with its other subordinated lenders along with its Class B common shareholders which granted such holders the right to purchase 6,230 shares of Class A common stock of the Company upon terms established by the Board of Directors. In conjunction with the issuance of the Senior Notes, 1,059 of these warrants were terminated. The remaining 5,171 warrants are exercisable in whole or part, at various dates through December 27, 2006, at warrant prices ranging from $1,000 to $3,000 per share.

10. RELATED-PARTY TRANSACTIONS

  Two stockholders of the Company have personally guaranteed three of the Company's operating leases, which have expiration dates ranging from September 1998 to April 2000. In addition, one of the Company's subsidiaries leased office space from this stockholder under a month-to-month lease with monthly rentals of $3,000. This lease expired on December 31, 1996. Subsequently, the Company entered into a new lease agreement with the stockholder, which requires monthly payments in 1997 of $9,083, and thereafter at agreed-upon monthly rates through December 31, 2001, at which time the Company has an option to extend the lease for an additional five years.

  In conjunction with the formation of the Company in 1996 and the consummation and original financing of the acquisitions of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc., the Company paid transaction fees and expenses of $1,670,000 to three companies affiliated with certain stockholders which have been capitalized in the acquisitions.

  The Company entered into a management services and consulting agreement with a company affiliated with certain stockholders, along with separate consulting agreements with four stockholders who are former employees of the acquired companies. These agreements require the payment of aggregate minimum annual consulting fees over the next five years in the following amounts:

   1998  ..................................   $668,000
   1999  ..................................   $500,000
   2000  ..................................   $200,000
   2001  ..................................   $200,000
   2002  ..................................   $100,000

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

  These agreements also provide for the reimbursement of direct expenses along with future payments for transaction consulting services. One of the agreements entitles an affiliate of certain stockholders to a 1% fee based on the gross acquisition price for any asset or stock acquisitions by the Company. This agreement, which expires in December 1999, limits the cumulative acquisition fees paid to this consultant to an amount not to exceed $1,250,000 over the life of the agreement. In 1997, the Company paid $187,000 under the terms of this agreement and $591,250 was recorded as a liability at December 31, 1997. This agreement also provides for an additional amount upon the refinancing of certain Senior Subordinated Notes outstanding. In conjunction with the Senior Notes offering, the Company paid $200,000 under the terms of this agreement.

  The management services and consulting agreement has a three-year term and is cancelable at either party's discretion, with all consulting fees under the remaining term of the agreement to be paid upon the date of termination. The remaining consulting agreements are cancelable only at the option of the consultants and expire over one- to five-year terms. In connection with these agreements, the Company paid $478,000 during the year ended December 31, 1997.

11. BENEFIT PLAN

  The Company's subsidiaries sponsor 401(k) savings plans for the benefit of eligible full-time employees, which are qualified benefit plans in accordance with the Employee Retirement Income Security Act (ERISA). Employees participating in the plan can generally make contributions to the plan of up to 15% of their compensation. The plans provide for discretionary matching contributions by the Company of up to 50% of an eligible employee's contribution. Total plan expenses were $3,517 for the one month ended December 31, 1996 and $5,115 for the year ended December 31, 1997.

12. COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES--The Company leases office furniture, office space and vehicles under various operating lease agreements. Rent expense under these operating lease agreements was $19,900 and $496,967, respectively, during the one-month period ended December 31, 1996 and the year ended December 31, 1997. Minimum future rental payments under noncancelable operating leases for each of the next five years and thereafter and in the aggregate are:

December 31:
1998  ........................................         $  824,952
1999  ........................................            700,164
2000  ........................................            498,135
2001  ........................................            459,776
2002  ........................................            352,238
Thereafter  ..................................          1,484,900
                                               ------------------
Total minimum future rental payments  ........         $4,320,165
                                               ==================


  MINIMUM COMMISSIONS--The Company has entered into contracts with customers obligating the Company to pay future minimum commissions of approximately $9.9 million per year over the next three years.

  EMPLOYMENT AGREEMENTS--As of December 31, 1997, the Company had entered into employment agreements with certain key management personnel which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control (as defined).

                     TALTON HOLDINGS, INC. AND SUBSIDIARIES

  LITIGATION--The Company is subject to various legal proceedings and claims which arise in the ordinary course of business operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the financial statements of the Company.


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

  Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," the Company is required to disclose an estimate of the fair value of the Company's financial instruments. The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable are a reasonable estimate of their fair value because of the short-term maturities of such instruments. In addition, because the interest rates on the amounts borrowed under the Senior Credit Agreement are variable, their fair values approximate their carrying values.

  The fair value of the Company's Senior Notes is based on their quoted market value. The following is a summary of the carrying value of the Company's debt instruments:

                                                                              DECEMBER 31, 1997
                                                                 ------------------------------------------
                                                                       HISTORICAL
                                                                     CARRYING VALUE           FAIR VALUE
                                                                 --------------------    ------------------
     Senior Notes................................................        $115,000,000          $123,912,500
     Senior Credit Agreement.....................................        $ 50,500,000          $ 50,500,000


14.  FEDERAL BID AND OTHER COSTS

  FEDERAL BID COSTS--During 1997, the Company incurred $399,817 of external costs associated with a bid for the Federal Bureau of Prisons contract. Initial indications are the Company was unsuccessful in obtaining the contract. The contract award has been appealed, however, the Company has expensed all costs associated with the bid.

  EXTRAORDINARY LOSS--During 1997, as a result of the repayment of outstanding indebtedness and amendments of the Senior Credit Agreement, the Company expensed approximately $4.7 million of debt issuance, legal, and other costs associated with the extinguishment of the prior credit facilities. These amounts have been classified as an extraordinary loss in accordance with the provisions of SFAS No. 4, "Reporting Gains and Losses From the Extinguishment of Debt."


15. SUBSEQUENT EVENTS

  Effective February 1, 1998, the Company entered into an agreement to purchase substantially all of the net assets of MOG Communications, Inc. for a cash purchase price of $1,925,000 with a note of $950,000 or a stock equivalent at $6,000 per share. The acquisition was funded with borrowings under the Senior Credit Agreement.

  Effective March 9, 1998, the Company entered into an agreement to purchase substantially all of the net assets of the inmate pay-phone division of ILD Teleservices, Inc. for a cash purchase price of $2.6 million. The acquisition was funded with borrowings under the Senior Credit Agreement.

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders of
 AmeriTel Pay Phones, Inc.:

  We have audited the accompanying balance sheet of AmeriTel Pay Phones, Inc. (the "Company"), as of November 30, 1996, and the related statements of income, stockholders' equity and cash flows for the eleven months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of AmeriTel Pay Phones, Inc., as of November 30, 1996, and the results of its income and its cash flows for the eleven months then ended, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP
Dallas, Texas
April 4, 1997

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders of
 AmeriTel Pay Phones, Inc.:

  We have audited the accompanying balance sheet of AmeriTel Pay Phones, Inc.
(a Missouri Corporation), as of December 31, 1995, and the related statements of income, stockholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmeriTel Pay Phones, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Kansas City, Missouri
March 22, 1996

                           AMERITEL PAY PHONES, INC.

                                 BALANCE SHEETS

                                                      DECEMBER 31, NOVEMBER 30,
                                                          1995         1996
                                                      ------------ ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................... $    891,026 $     80,664
  Accounts receivable................................    1,754,777    5,546,304
  Stock subscriptions receivable.....................                 1,061,384
  Refundable income taxes............................      242,277      342,986
  Inventories........................................    1,056,724      785,438
  Prepaid expenses...................................       79,526       34,646
  Deferred tax asset.................................      253,893      396,752
                                                      ------------ ------------
    Total current assets.............................    4,278,223    8,248,174
PROPERTY AND EQUIPMENT...............................    3,671,940    4,521,521
INTANGIBLE AND OTHER ASSETS..........................   10,635,478   14,114,958
                                                      ------------ ------------
    TOTAL............................................ $ 18,585,641 $ 26,884,653
                                                      ============ ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................... $    337,485 $  1,429,916
  Accrued expenses...................................    1,702,786    3,289,957
  Current maturities of long-term debt...............      220,592    1,824,907
                                                      ------------ ------------
    Total current liabilities........................    2,260,863    6,544,780
LONG-TERM DEBT.......................................   11,469,408   13,019,811
DEFERRED INCOME TAXES................................      318,354      425,689
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000 shares
   authorized; 244,800 shares issued and outstanding
   (liquidation value of $1,534,157 at November 30,
   1996).............................................        2,448        2,448
  Common stock, $.01 par value, 10,000,000 shares
   authorized; 3,233,854 and 3,519,315 shares issued
   and outstanding as of December 31, 1995, and
   November 30, 1996, respectively...................       32,338       35,193
  Additional paid-in capital.........................    2,292,548    3,704,863
  Retained earnings..................................    2,209,682    3,151,869
                                                      ------------ ------------
    Total stockholders' equity.......................    4,537,016    6,894,373
                                                      ------------ ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....... $ 18,585,641 $ 26,884,653
                                                      ============ ============

                       See notes to financial statements.

                           AMERITEL PAY PHONES, INC.

                              STATEMENTS OF INCOME


                               YEAR         ELEVEN
                               ENDED     MONTHS ENDED
                           DECEMBER 31,  NOVEMBER 30,
                               1995          1996
                           ------------  -------------

OPERATING REVENUE.......   $ 20,371,388   $29,305,641
OPERATING EXPENSES:
  Telecommunication
   costs................      9,747,326    13,728,316
  Facility commissions..      3,497,488     6,086,469
  Field operations and
   maintenance..........        863,901     1,166,063
  Selling, general and
   administrative.......      1,758,744     2,281,177
  Depreciation..........        384,277       536,264
  Amortization of
   intangibles..........      1,224,071     1,624,017
  Nonrecurring
   expenses.............                      684,320
                           ------------   -----------
    Total operating
     expenses...........     17,475,807    26,106,626
                           ------------   -----------
OPERATING INCOME........      2,895,581     3,199,015
OTHER (INCOME) EXPENSE:
  Interest income.......        (32,165)      (20,816)
  Interest expense......      1,059,860     1,375,701
  Other, net............         66,139        38,881
                           ------------   -----------
    Total other (income)
     expense............      1,093,834     1,393,766
                           ------------   -----------
INCOME BEFORE INCOME
 TAXES AND EXTRAORDINARY
 LOSS...................      1,801,747     1,805,249
INCOME TAXES............        734,363       693,001
                           ------------   -----------
INCOME BEFORE
 EXTRAORDINARY LOSS.....      1,067,384     1,112,248
EXTRAORDINARY LOSS FROM
 EARLY EXTINGUISHMENT OF
 DEBT...................                       52,353
                           ------------   -----------
NET INCOME..............   $  1,067,384   $ 1,059,895
                           ============   ===========


                       See notes to financial statements.

                           AMERITEL PAY PHONES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON STOCK         ADDITIONAL
                         PREFERRED ----------------------    PAID-IN      RETAINED
                           STOCK    SHARES       AMOUNT      CAPITAL      EARNINGS     TOTAL
                         --------- ---------   ----------   ----------   ----------  ----------
BALANCE, JANUARY 1,
 1995...................  $            9,375  $     9,375  $   738,125   $1,237,265  $1,984,765
 Stock split............           3,054,377    3,054,377   (3,054,377)                     --
 Change in par value....                       (3,033,115)   3,033,115                      --
 Issuance of common
  stock.................             173,370        1,734      130,891                  132,625
 Purchase and retirement
  of treasury stock.....              (3,268)         (33)                  (14,967)    (15,000)
 Issuance of preferred
  stock.................   2,400                             1,414,842                1,417,242
 Preferred stock
  dividends ($.21 per
  share)................      48                                29,952      (80,000)    (50,000)
 Net income for 1995....                                                  1,067,384   1,067,384
                          ------   ---------   ----------   ----------   ----------  ----------
BALANCE, DECEMBER 31,
 1995...................   2,448   3,233,854       32,338    2,292,548    2,209,682   4,537,016
 Issuance of common
  stock.................             285,461        2,855    1,412,315                1,415,170
 Preferred stock
  dividends ($0.48 per
  share)................                                                   (117,708)   (117,708)
 Net income for the
  eleven months ended
  November 30, 1996.....                                                  1,059,895   1,059,895
                          ------   ---------   ----------   ----------   ----------  ----------
BALANCE, NOVEMBER 30,
 1996...................  $2,448   3,519,315   $   35,193   $3,704,863   $3,151,869  $6,894,373
                          ======   =========   ==========   ==========   ==========  ==========


                       See notes to financial statements.

                           AMERITEL PAY PHONES, INC.

                            STATEMENTS OF CASH FLOWS

                              YEAR      ELEVEN MONTHS
                              ENDED         ENDED
                           DECEMBER 31,  NOVEMBER 30,
                              1995          1996
                          ------------  -------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income............   $  1,067,384   $ 1,059,895
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
 Extraordinary loss....                       52,353
 Depreciation and
  amortization.........      1,608,348     2,160,281
 Deferred income
  taxes................         64,461       (35,524)
 Changes in operating
  assets and
  liabilities:
  Accounts receivable..       (992,079)   (3,803,925)
  Inventory............       (299,555)      271,286
  Prepaid expenses.....        (44,017)       44,880
  Accounts payable.....       (135,633)    1,092,431
  Accrued expenses.....      1,288,008     1,460,005
  Income taxes.........       (242,277)      266,149
                          ------------   -----------
   Net cash provided by
    operating
    activities.........      2,314,640     2,567,831
                          ------------   -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Capital expenditures..     (2,051,111)   (1,516,236)
 Cash outflows for
  acquisition of
  facility contracts...     (3,613,662)   (4,698,468)
                          ------------   -----------
   Net cash used in
    investing
    activities.........     (5,664,773)   (6,214,704)
                          ------------   -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from long-
  term debt
  borrowings...........     11,890,000     5,600,000
 Proceeds from
  (payments on) advance
  from related
  parties..............       (571,653)
 Proceeds from issuance
  of common stock......                       19,501
 Proceeds from issuance
  of preferred stock...      1,417,242
 Purchase of treasury
  stock................        (15,000)
 Payments of long-term
  debt.................     (8,200,510)   (2,645,282)
 Dividends paid on
  common and preferred
  stock................       (507,840)     (137,708)
                          ------------   -----------
   Net cash provided by
    financing
    activities.........      4,012,239     2,836,511
                          ------------   -----------
INCREASE (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS...........        662,106      (810,362)
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF PERIOD.............        228,920       891,026
                          ------------   -----------
CASH AND CASH
 EQUIVALENTS, END OF
 PERIOD................   $    891,026   $    80,664
                          ============   ===========
SUPPLEMENTAL
 DISCLOSURES OF CASH
 FLOW INFORMATION:
 Cash paid for
  interest.............   $    930,906   $ 1,489,076
                          ============   ===========
 Cash paid for income
  tax..................   $    912,479   $   462,380
                          ============   ===========
 Noncash transactions:
 Issuance of common
  stock upon exercise
  of stock options in
  exchange for stock
  subscriptions
  receivable, along
  with the related tax
  benefit..............   $        --    $ 1,395,669
                          ============   ===========
 Amounts payable for
  acquisitions.........   $        --    $   310,000
                          ============   ===========
 Issuance of common
  stock upon conversion
  of notes payable.....   $    123,500   $       --
                          ============   ===========

                       See notes to financial statements.

                           AMERITEL PAY PHONES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS--AmeriTel Pay Phones, Inc. (the "Company"), which was incorporated on June 6, 1991, owns, operates and maintains telephone systems under contracts with correctional facilities in 30 states, with the majority of its installations in Missouri, Kansas, Iowa, Indiana, Minnesota and Nebraska.

  The Company accumulates call activity from its various installations and bills its revenues related to this call activity through major local exchange carriers ("LECs") or through third-party billing services, all of which are granted credit in the normal course of business with terms of between 30 and 60 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for unbillable and uncollectible losses based on historical experience.

  PREPARATION OF FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, such as estimates of allowances for unbillable and uncollectible chargebacks, that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS--For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and cash investments with a remaining maturity at the date of purchase of three months or less.

  ACCOUNTS RECEIVABLE--Trade accounts receivable represent amounts billed for calls placed through the Company's telephone systems to the various LECs or third-party billing services, net of advance payments received, and an allowance for unbillable and uncollectible calls based on historical experience for estimated chargebacks to be made by the LECs. Under account advance agreements with various third-party billing services, advance payments equal to a percentage of the outstanding billed receivables are remitted to the Company when calls are submitted to the third-party billing service and the Company grants a lien to the third-party billing service on the related accounts receivable for the advance. The remainder of the billed receivable is paid to the Company, net of the advance amount, after the third-party billing service has collected the amounts receivable from the respective LECs. Interest is charged on the advance payment at varying rates.

  INVENTORIES--Inventories are stated at the lower of cost, as determined using the weighted average cost method, or market. Inventory is primarily composed of equipment available for installation on new contracts and supplies and parts for the telephone systems serviced by the Company.

  PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of property and equipment:

              ASSET                                               USEFUL LIFE
              -----                                             ---------------
     Leasehold improvements.................................... Term of lease
     Telephone system equipment................................ 7.5 to 10 years
     Vehicles.................................................. 5 years
     Office equipment.......................................... 3 to 7 years

  Maintenance and repairs are expensed when incurred and major repairs which extend an asset's useful life are capitalized. When items are retired or disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings.

                           AMERITEL PAY PHONES, INC.

  INTANGIBLE AND OTHER ASSETS--Intangible and other assets primarily include amounts allocated to acquired facility contracts, noncompete agreements, goodwill and other intangible assets, which are stated at cost, along with the long-term portion of customer advances. Amortization of intangible assets is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of intangible assets:

              ASSET                                               USEFUL LIFE
              -----                                              --------------
     Acquired facility contracts................................ 7.5 years
     Noncompete agreements...................................... Agreement term
     Deferred loan costs........................................ Loan term
     Other intangibles.......................................... 5 to 20 years
     Goodwill................................................... 15 years

  Acquired facility contracts consist primarily of costs allocated to locations acquired in acquisitions of facility contract rights from other service providers, along with signing bonuses paid to the facilities under new facility installations and other incremental direct costs paid to obtain the facility contracts.

  Other intangibles include organizational costs and licensing fees to obtain state licenses to conduct business.

  The Company began in 1996 to periodically assess the net realizable value of its intangible assets, as well as all other assets, by comparing the expected future net operating cash flow, undiscounted and without interest charges, to the carrying amount of the underlying assets. The Company would evaluate a potential impairment if the recorded value of these assets exceeded the associated future net operating cash flows. Any potential impairment loss would be measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value of assets would be measured by market value, if an active market exists, or by a forecast of expected future net operating cash flows, discounted at a rate commensurate with the risk involved.

  INCOME TAXES--Prior to 1995, the Company had elected to be treated as an S corporation under certain provisions of the Internal Revenue Code. Accordingly, the 1994 statement of income includes no provision for federal or state income taxes since the taxable income of the Company is included in the shareholders' individual income tax returns. Effective January 1, 1995, the Company terminated its S corporation status.

  The Company accounts for income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are provided for temporary differences between the financial statement and tax bases of the assets and liabilities using current tax rates.

  REVENUE RECOGNITION--Revenues are recognized during the period the calls are made. In addition, during the same period, the Company accrues the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

  FACILITY COMMISSIONS--Under the terms of the Company's telephone system contracts with correctional facilities, the Company pays commissions to these facilities generally based on call volume revenues which are accrued during the period the revenues are generated.

  FINANCIAL INSTRUMENTS--The Company's financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and long-term debt are a reasonable estimate of their fair value because of the short-

                           AMERITEL PAY PHONES, INC.

term maturities of such instruments or, in the case of the revolving credit facility borrowings, because of the floating interest rates on such borrowings. In the case of the subordinated promissory notes to related parties, which bear a fixed interest rate, the Company believes that the current interest rates on these notes approximate the rates which could be currently negotiated with such related parties.

  RECLASSIFICATIONS--Certain reclassifications have been made to the 1995 financial statements to conform to the presentation used in the 1996 financial statements.


2. ACQUISITIONS

  During the year ended December 31, 1995, and the eleven months ended November 30, 1996, the Company acquired facility contracts and the related facility equipment from various other independent inmate phone operators for purchase prices aggregating $3.6 million and $5.0 million, respectively.

  These acquisitions were each accounted for using the purchase method of accounting as of their respective acquisition dates, and accordingly, only the results of the operations of these facilities subsequent to their respective acquisition dates are included in the financial statements of the Company. At the acquisition dates, the purchase prices were allocated to the assets acquired, including telephone system equipment, facility contracts and other identifiable intangibles based on their fair market values. The excess of the total purchase prices over the fair values of the assets acquired represented goodwill. In connection with the acquisitions, assets were acquired and liabilities were assumed as follows:


                                         YEAR ENDED     ELEVEN MONTHS
                                         DECEMBER 31,       ENDED
                                            1995       NOVEMBER 30, 1996
                                         ----------    -----------------
     Purchase prices:
       Net cash paid..................   $3,613,662        $4,698,468
       Amounts payable to sellers.....                        310,000
                                         ----------        ----------
     Total purchase prices............    3,613,662         5,008,468
     Estimated fair values of tangible
      and identifiable intangible
      assets acquired.................    3,215,111         4,121,809
                                         ----------        ----------
     Goodwill.........................   $  398,551        $  886,659
                                         ==========        ==========

  The following table presents unaudited pro forma results of operations of the Company for the year ended December 31, 1995, and the eleven months ended November 30, 1996, as if the 1995 and 1996 acquisitions had occurred at the beginning of 1995.

                                                              (UNAUDITED)
                                                           1995        1996
                                                        ----------- -----------
     Net sales......................................... $32,770,086 $31,929,045
                                                        =========== ===========
     Income before extraordinary loss.................. $ 1,430,165 $ 1,308,344
                                                        =========== ===========
     Net income........................................ $ 1,430,165 $ 1,255,991
                                                        =========== ===========

                           AMERITEL PAY PHONES, INC.

  The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the year, nor do they purport to be indicative of the future results of operations of the Company.

  In connection with two of the acquisitions in 1996, the Company recorded amounts payable to the sellers of $310,000, the payment of which was contingent upon the fulfillment of certain stipulations which the Company believed were probable of being met. In the event that the stipulations were not met and the full balance was not paid by the Company, intangible assets previously recorded on these acquisitions would be reduced.

3. ACCOUNTS RECEIVABLE

  Accounts receivable consists of the following:

                                                    DECEMBER 31,  NOVEMBER 30,
                                                        1995          1996
                                                    ------------  ------------
     Trade accounts receivable..................... $ 4,255,170   $ 6,895,904
     Advance commissions receivable................     111,211       353,378
     Receivable related to an acquisition..........     163,867
     Employees and other...........................      22,621        50,670
                                                    -----------   -----------
                                                      4,552,869     7,299,952
     Less advances on receivables..................  (2,136,156)     (719,093)
     Less allowance for unbillable and uncollecti-
      ble chargebacks..............................    (661,936)   (1,034,555)
                                                    -----------   -----------
                                                    $ 1,754,777   $ 5,546,304
                                                    ===========   ===========

  At December 31, 1995, and November 30, 1996, the Company had advanced commissions to certain facilities of $306,243 and $843,378, respectively, which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

4. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                     DECEMBER 31, NOVEMBER 30,
                                                         1995         1996
                                                     ------------ ------------
     Leasehold improvements.........................  $   66,156  $    59,145
     Telephone system equipment.....................   3,845,877    5,159,020
     Vehicles.......................................     157,506      138,914
     Office equipment...............................     263,558      334,543
                                                      ----------  -----------
                                                       4,333,097    5,691,622
     Less accumulated depreciation and amortiza-
      tion..........................................    (661,157)  (1,170,101)
                                                      ----------  -----------
                                                      $3,671,940  $ 4,521,521
                                                      ==========  ===========

  Substantially all of the Company's property and equipment is collateral for the Company's long-term debt.

                           AMERITEL PAY PHONES, INC.

5. INTANGIBLE AND OTHER ASSETS

  Intangible and other assets consist of the following:

                                                       DECEMBER 31,  NOVEMBER 30,
                                                           1995          1996
                                                       ------------  ------------
   Intangible assets:
     Acquired facility contracts.....................  $ 7,549,937   $11,432,435
     Noncompete agreements...........................      455,000       375,000
     Goodwill........................................    4,202,301     5,088,960
     Other intangibles...............................      199,819       100,945
                                                       -----------   -----------
                                                        12,407,057    16,997,340
     Less accumulated amortization...................   (1,966,611)   (3,372,382)
                                                       -----------   -----------
   Total intangible assets...........................   10,440,446    13,624,958
   Other assets--noncurrent portion of commission
    advances to facilities...........................      195,032       490,000
                                                       -----------   -----------
                                                       $10,635,478   $14,114,958
                                                       ===========   ===========

6. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                       DECEMBER 31,  NOVEMBER 30,
                                                           1995          1996
                                                       ------------  ------------
   Billing and collection fees.......................  $   382,965   $   420,338
   Facility commissions..............................      326,613       722,769
   Long-distance charges.............................      740,006     1,399,180
   Recurring and special bonuses.....................                    521,875
   Other.............................................      253,202       225,795
                                                       -----------   -----------
                                                       $ 1,702,786   $ 3,289,957
                                                       ===========   ===========

7. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                       DECEMBER 31,  NOVEMBER 30,
                                                           1995          1996
                                                       ------------  ------------
   Revolving credit facility advances................  $ 9,500,000   $12,600,000
   Subordinated promissory note payable to a related
    party, with interest at 10%, due on December 31,
    2001.............................................      800,000       800,000
   Subordinated promissory notes payable to a related
    party, with interest of 10%, payable in quarterly
    installments of $106,472 until maturity on March
    31, 2000, collateralized by a security interest
    in certain facility equipment and contracts......    1,390,000     1,244,718
   Amount payable in connection with a facility con-
    tract acquisition, due in February 1999..........                    200,000
                                                       -----------   -----------
                                                        11,690,000    14,844,718
   Current maturities of long-term debt..............     (220,592)   (1,824,907)
                                                       -----------   -----------
                                                       $11,469,408   $13,019,811
                                                       ===========   ===========

                           AMERITEL PAY PHONES, INC.

  The revolving credit facility is a $20,000,000 revolving credit facility with United Missouri Bank, N.A. and NBD Bank, with interest at a floating rate based on either prime or LIBOR options plus applicable basis points based on the Company's applicable coverage ratios. The outstanding balance at September 30, 1996, was converted into an installment note at that date, with the remaining balance of the revolving credit facility available until September 30, 1998. The installment note is payable in quarterly installments of $378,000 in 1997, increasing on an annual basis thereafter through September 30, 2001. The Company pays a commitment and facility fee of 0.5% on the average daily unused portion of the revolving credit facility. The revolving credit facility is collateralized by substantially all assets of the Company.

  Scheduled principal maturities on long-term debt for the five years subsequent to December 31, 1996, are as follows:

     1997........................................................... $ 1,824,907
     1998...........................................................   2,374,490
     1999...........................................................   3,194,374
     2000...........................................................   3,122,947
     2001...........................................................   4,328,000
                                                                     -----------
                                                                     $14,844,718
                                                                     ===========

  In conjunction with the sale of the Company as discussed in Note 14, all of the outstanding debt was repaid.

8. INCOME TAXES

  The provision for income taxes for the year ended December 31, 1995, and the eleven months ended November 30, 1996, is as follows:

                                                                1995     1996
                                                              -------- --------
     Current taxes payable:
       Federal............................................... $553,459 $609,228
       State.................................................  116,443  119,297
     Deferred income taxes...................................   64,461  (35,524)
                                                              -------- --------
                                                              $734,363 $693,001
                                                              ======== ========

  The provision for income taxes differs from statutory rates primarily as a result of state income taxes and permanent differences. The following is a reconciliation of income taxes reported in the statement of operations:

                                                                1995     1996
                                                              -------- --------
     Tax at statutory rates.................................. $612,594 $613,785
     Effect of state income taxes............................   78,919  102,487
     Termination of S corporation status.....................   15,141
     Other...................................................   27,709  (23,271)
                                                              -------- --------
                                                              $734,363 $693,001
                                                              ======== ========

                           AMERITEL PAY PHONES, INC.

  The tax effects of temporary differences giving rise to deferred income tax asset and liabilities were:

                                                               ELEVEN MONTHS
                                                DECEMBER 31,       ENDED
                                                    1995     NOVEMBER 30, 1996
                                                ------------ -----------------
     Deferred tax asset:
       Allowance for unbillable and
        uncollectible chargebacks..............  $ 253,893       $ 396,752
     Deferred tax liabilities:
       Depreciation and amortization...........   (313,584)       (402,892)
       Other...................................     (4,770)        (22,797)
                                                 ---------       ---------
                                                  (318,354)       (425,689)
                                                 ---------       ---------
     Net deferred income tax liability.........  $ (64,461)      $ (28,937)
                                                 =========       =========

  This net deferred income tax liability is classified in the balance sheet as follows:

                                                                 ELEVEN MONTHS
                                                  DECEMBER 31,       ENDED
                                                      1995     NOVEMBER 30, 1996
                                                  ------------ -----------------
     Current asset...............................  $ 253,893       $ 396,752
     Noncurrent liability........................   (318,354)       (425,689)
                                                   ---------       ---------
                                                   $ (64,461)      $ (28,937)
                                                   =========       =========

9. STOCKHOLDERS' EQUITY

  STOCK SPLIT--On April 26, 1995, the Company's Board of Directors approved a 326.8-for-1 split of the Company's common stock, a change in the par value of the stock from $1 to $.01 and a change in the number of authorized common shares to 10,000,000 shares of common stock. All share amounts in the financial statements have been restated for the stock split.

  STOCK OPTIONS--On May 1, 1994, the Board of Directors of the Company adopted a stock option agreement for certain employees and consultants of the Company. On the same date, the Board of Directors granted options for 233,335 shares of common stock at $.765 per share, the then-estimated fair market value per share of common stock of the Company which were exercisable at any time for a period of up to ten years from the date of grant.

  On December 19, 1994, the Board of Directors of the Company adopted the 1995 Stock Option Plan (the "Plan") for the directors, officers and other key employees of the Company, effective for fiscal year 1995. The maximum number of shares that could be granted under the Plan was amended from 653,600 shares to 446,248 shares on April 28, 1995. Under the provisions of the Plan, options were to be granted at an exercise price per share not less than the fair market value at the date of grant, as determined by the Compensation Committee (the "Committee"), and were to be exercisable on the date of grant. The Committee was also assigned responsibility for determining the term of each option, which in no event could exceed ten years from the date of grant. A total of 225,492 options were granted under the Plan during 1995 at a price of $4.59 per share, the then estimated fair market value per share of common stock of the Company.

                           AMERITEL PAY PHONES, INC.

  During 1996, no additional stock options were granted to employees, and employees exercised all remaining unexercised options prior to the sale of the Company, as discussed in Note 14. The following is a summary of changes in stock options during 1995 and 1996:

                                                                     EXERCISE
                                                                     WEIGHTED
                                                        NUMBER OF  AVERAGE PRICE
                                                         SHARES      PER SHARE
                                                        ---------  -------------
     Outstanding at January 1, 1995....................  233,339        .765
       Granted during 1995.............................  225,492       4.590
       Exercised during 1995........................... (173,370)       .765
                                                        --------
     Outstanding at December 31, 1995..................  285,461       3.790
       Exercised during 1996........................... (285,461)      3.790
                                                        --------
     Outstanding at November 30, 1996..................      --
                                                        ========

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation has been recognized since stock options granted under these plans were at exercise prices which approximated market value at the grant date. Had the Company implemented SFAS No. 123, the implementation would not have affected the net income of the Company for the eleven months ending November 30, 1996, because no options were granted during the period and because options granted prior to 1996 were fully vested. Had the Company implemented SFAS No. 123 in 1995, the implementation would have increased the Company's compensation expense by approximately $307,000 and the Company's pro forma net income, considering the effect of implementing SFAS No. 123, net of tax effects, would have been approximately $878,384.

  In connection with the issuance of shares of the Company's common stock for exercised options in 1996, the Company recognized, as increases in common stock and additional paid-in capital, the aggregate exercise prices of $1,080,885, along with the tax benefits related to such options of $334,285. At November 30, 1996, the Company had recorded stock subscriptions receivable of $1,061,384 from certain employees for unpaid exercise proceeds, which were subsequently collected by the Company in December 1996.

  PREFERRED STOCK--On May 1, 1995, the Company authorized the issuance of up to 500,000 shares of preferred stock at $.01 par value. Subsequently, 244,800 shares were issued during 1995 (of which 4,800 were issued in the form of a stock dividend), 208,000 of such shares were purchased by Kansas City Equity Partners, L.P. The preferred stock accrues dividends at 8% for the one-year period ending on the first anniversary of the original issue date, 10% until the second anniversary date and 12% thereafter. The preferred stock dividend, at the election of the Company, is payable in cash or additional shares of preferred stock. The preferred stock is convertible any time into 244,800 shares of common stock on an after-stock-conversion basis. During 1996, $137,708 of the cash dividends were paid on the preferred stock. During 1995, $30,000 of dividends were paid on the preferred stock in the form of a stock dividend, resulting in the issuance of an additional 4,800 preferred shares; and $50,000 of cash dividends were paid on the preferred stock.

  In conjunction with the sale of the Company, as discussed in Note 14, all outstanding shares of preferred stock were redeemed.

10. RELATED PARTY TRANSACTIONS

  In addition to the related party notes payable discussed in Note 7 and the stock subscription receivables related to exercised stock options discussed in
Note 9, during 1995 and the eleven months ended November 30,

                           AMERITEL PAY PHONES, INC.

1996, the Company paid an affiliate of its majority stockholders a consulting fee of $57,005 and $37,500, respectively, and, in 1996, incurred certain legal costs on behalf of its stockholders which are recorded as accounts receivable from such stockholders.

  In 1995, the Company shared a common office facility with Green Street Capital, Inc. ("Green Street"), which is owned by the two principal shareholders of the Company. Rental payments received from Green Street in 1995 were $7,750. There were no similar arrangements in 1996.

  In addition to the above shared facilities, the Company entered into several other related party transactions with Green Street. A management fee of $40,000 through June 1995 was paid to Green Street for reimbursement of services provided to the Company and is included in selling, general and administrative expenses in the accompanying statements of income. Subsequent to the termination of the management fee, certain salaries and expenses of Green Street employees were billed and paid monthly by the Company for services rendered. During 1994, an advance of $571,653 was received by the Company, representing Company expenses paid by Green Street during the year. The advance carried interest at 9.5% and was repaid by the Company in 1995.

  Other related party transactions included the Company's purchase of telephone contracts and equipment from Pay-Tel of America, Inc., an affiliate of certain stockholders, for $770,000 in 1995, and during 1995, the Company paid Phone Bell Systems, Inc., an affiliate of certain stockholders, $18,825 for billing services and purchased the stock of this entity for $10,000.

11. BENEFIT PLAN

  The Company sponsors a 401(k) savings plan for the benefit of eligible full-time employees which is a qualified benefit plan in accordance with the Employee Retirement Income Security Act ("ERISA"). The employees participating in the plan can generally make contributions to the plan of up to 15% of their compensation. The plan provides for discretionary matching contributions by the Company of up to 50% of an eligible employee's contribution. No significant contributions to this plan were made by the Company during 1995 and 1996.

12. OTHER COSTS

  NONRECURRING COSTS--During 1996, the Company incurred costs of $250,000 related to the settlement of a lawsuit related to a prior acquisition, along with special bonuses of $434,320 paid to key management at the date of the sale of the Company, as discussed in Note 14. These special bonuses were payable to key management upon the closing of the sale of the Company pursuant to a transaction bonus agreement with such employees, due and payable only upon the closing of the sale, a portion of which was attributable to the buyout of existing employment contracts with such employees.

  EXTRAORDINARY LOSS--In connection with the sale of the Company, all outstanding long-term debt was repaid, resulting in the expensing of existing unamortized debt issue costs of $52,353 (net of income tax benefit of $32,573). This loss has been classified as an extraordinary loss in accordance with the provisions of SFAS No. 4, "Reporting Gains and Losses From the Early Extinguishment of Debt."

13. COMMITMENTS AND CONTINGENCIES

  OPERATING LEASE--The Company leases office space under an operating lease agreement which expires on July 31, 1999. Rent expense under this and prior operating lease agreements was $102,484 and $61,050, during the fiscal years 1995 and 1996,

                           AMERITEL PAY PHONES, INC.

respectively. The total remaining future minimum lease payments for the Company under the operating lease agreement is as follows:

     1997.............................................................. $ 66,600
     1998..............................................................   66,600
     1999..............................................................   38,850
                                                                        --------
                                                                        $172,050
                                                                        ========

  CONTINGENCIES--The Company is subject to various legal proceedings and claims which arise in the ordinary course of business operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the financial position of the Company or its results of operations.

14. SUBSEQUENT SALE OF COMPANY

  On December 27, 1996, Talton Holdings, Inc. acquired all of the outstanding common stock of the Company in a purchase business combination effective December 1, 1996. In conjunction with this transaction, all of the outstanding debt of the Company was repaid and all of the outstanding preferred stock was redeemed.

                                  * * * * * *

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
 Stockholders of Talton Telecommunications Corporation:

  We have audited the accompanying consolidated balance sheet of Talton Telecommunications Corporation and subsidiary (the "Company") as November 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the eleven months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Talton Telecommunications Corporation and subsidiary as of November 30, 1996, and the results of their income and their cash flows for the eleven months then ended, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Dallas, Texas
April 4, 1997

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
 Stockholders of Talton Telecommunications Corporation:

  We have audited the accompanying consolidated balance sheet of Talton Telecommunications Corporation and subsidiary (the "Company") as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

BORLAND, BENEFIELD, CRAWFORD & WEBSTER, P.C.
Birmingham, Alabama
March 4, 1996

              TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31, NOVEMBER 30,
                                                          1995         1996
                                                      ------------ ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................  $  401,737   $  449,904
  Accounts receivable................................   2,054,141    2,388,958
  Refundable income taxes............................     489,652
  Inventories........................................     310,628      168,395
  Prepaid expenses...................................                   55,788
  Deferred income tax asset..........................     220,653       54,400
                                                       ----------   ----------
    Total current assets.............................   3,476,811    3,117,445
PROPERTY AND EQUIPMENT...............................   3,833,426    4,119,147
INTANGIBLE AND OTHER ASSETS..........................     695,861      586,656
                                                       ----------   ----------
    TOTAL............................................  $8,006,098   $7,823,248
                                                       ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable....................................  $  936,569   $  950,576
 Accrued expenses....................................   3,148,445    3,205,027
 Income taxes payable................................                  892,000
 Current portion of debt.............................   1,848,716
                                                       ----------   ----------
    Total current liabilities........................   5,933,730    5,047,603
LONG-TERM DEBT.......................................   1,535,078
DEFERRED INCOME TAXES................................     223,869      308,605
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $1.00 par value; 5,000 shares
   authorized, issued and outstanding................       5,000        5,000
  Retained earnings..................................     308,421    2,462,040
                                                       ----------   ----------
    Total stockholders' equity.......................     313,421    2,467,040
                                                       ----------   ----------
    TOTAL............................................  $8,006,098   $7,823,248
                                                       ==========   ==========

                See notes to consolidated financial statements.

              TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                        YEAR ENDED     ELEVEN MONTHS
                                        DECEMBER 31,       ENDED
                                            1995      NOVEMBER 30, 1996
                                        ------------  -----------------

OPERATING REVENUE...................    $ 19,955,019     $24,357,473
OPERATING EXPENSES:
  Telecommunication
   costs............................       8,926,090       9,588,482
  Facility commissions..............       6,097,790       7,875,455
  Field operations and
   maintenance......................         602,429         649,739
  Selling, general and
   administrative...................       2,329,970       1,639,827
  Depreciation......................         975,350       1,001,982
  Amortization of
   intangibles......................         380,895         122,180
                                        ------------     -----------
    Total operating
     expense........................      19,312,524      20,877,665
                                        ------------     -----------
OPERATING INCOME....................         642,495       3,479,808
OTHER (INCOME) EXPENSE:
  Interest income...................          (9,625)        (55,268)
  Interest expense..................         341,461         169,789
  Other, net........................        (118,095)        (12,321)
                                        ------------     -----------
    Total other (income)
     expense........................         213,741         102,200
                                        ------------     -----------
INCOME BEFORE
 INCOME TAXES.......................         428,754       3,377,608
INCOME TAXES........................         157,339       1,223,989
                                        ------------     -----------
NET INCOME..........................    $    271,415     $ 2,153,619
                                        ============     ===========


                See notes to consolidated financial statements.

              TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK   RETAINED
                                           -------------  EARNINGS
                                           SHARES AMOUNT (DEFICIT)     TOTAL
                                           ------ ------ ----------  ----------
BALANCE, JANUARY 1, 1995 (As restated--
 Note 2).................................  5,000  $5,000 $   37,006  $   42,006
  Net income for 1995 (as restated)......                   271,415     271,415
                                           -----  ------ ----------  ----------
BALANCE, DECEMBER 31, 1995 (As restated--
 Note 2).................................  5,000   5,000    308,421     313,421
  Net income for the eleven months ended
   November 30, 1996.....................                 2,153,619   2,153,619
                                           -----  ------ ----------  ----------
BALANCE, NOVEMBER 30, 1996...............  5,000  $5,000 $2,462,040  $2,467,040
                                           =====  ====== ==========  ==========



                See notes to consolidated financial statements.

              TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   YEAR       ELEVEN MONTHS
                                   ENDED          ENDED
                                DECEMBER 31,  NOVEMBER 30,
                                    1995          1996
                                ------------  -------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income.............        $    271,415   $ 2,153,619
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
  Depreciation and
   amortization.........           1,356,245     1,124,162
  Deferred income
   taxes................             354,884       250,989
 Changes in operating
  assets and
  liabilities:
  Accounts receivable...          (1,077,696)     (180,563)
  Inventories...........            (174,715)      142,233
  Prepaid expenses......               7,536       (55,788)
  Accounts payable......             302,838        14,007
  Accrued expenses......           1,236,118       (97,672)
  Income taxes payable..            (523,114)    1,381,652
                                ------------   -----------
    Net cash provided by
     operating
     activities.........           1,753,511     4,732,639
                                ------------   -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Capital expenditures...          (2,617,816)   (1,287,703)
 Refunds (payments) for
  intangible and other..             260,767       (12,975)
                                ------------   -----------
    Net cash used in
     investing
     activities.........          (2,357,049)   (1,300,678)
                                ------------   -----------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Proceeds from issuance
  of long-term debt.....           2,000,225
 Payments of long-term
  debt..................          (1,185,168)   (3,383,794)
                                ------------   -----------
    Net cash provided by
     (used in) financing
     activities.........             815,057    (3,383,794)
                                ------------   -----------
INCREASE IN CASH AND
 CASH EQUIVALENTS.......             211,519        48,167
CASH AND CASH
 EQUIVALENTS, BEGINNING
 OF PERIOD..............             190,218       401,737
                                ------------   -----------
CASH AND CASH
 EQUIVALENTS,
 END OF PERIOD..........        $    401,737   $   449,904
                                ============   ===========
SUPPLEMENTAL
 INFORMATION:
 Interest paid..........        $    338,672   $   172,578
                                ============   ===========
 Income taxes paid
  (refunded)............        $     89,500   $  (408,652)
                                ============   ===========


                See notes to consolidated financial statements.

             TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS--Talton Telecommunications Corporation (the "Company"), which was incorporated in 1973, owns, operates and maintains telephone systems under contracts with correctional facilities in Alabama, Mississippi, North Carolina and South Carolina. The Company also operates and maintains public pay telephone systems at various third-party property locations.

  The Company accumulates call activity from its various installations and bills its revenues related to this call activity through major local exchange carriers ("LECs") or through third-party billing services for smaller volume LECs, all of which are granted credit in the normal course of business with terms of between 30 and 60 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for unbillable and uncollectible losses based on historical experience.

  PREPARATION OF FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, such as estimates of allowances and reserves for unbillable and uncollectible chargebacks, that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Talton Telecommunications of Carolina, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

  CASH AND CASH EQUIVALENTS--For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and cash investments with a remaining maturity at the date of purchase of three months or less.

  ACCOUNTS RECEIVABLE--Trade accounts receivable represent amounts billed for calls placed through the Company's telephone systems to the various LECs or third-party billing services, net of an allowance for unbillable and uncollectible calls, based on historical experience, for estimated chargebacks to be made by the LECs.

  INVENTORIES--Inventories are stated at the lower of cost, as determined using the first-in, first-out ("FIFO") method of valuation or market. Inventory is primarily composed of equipment available for installation on new contracts and supplies and parts for the telephone systems serviced by the Company.

  PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of property and equipment:

              ASSET                                               USEFUL LIFE
              -----                                              --------------
     Leasehold improvements..................................... 15 to 39 years
     Telephone system equipment................................. 5 to 6 years
     Vehicles................................................... 5 years
     Office equipment........................................... 5 to 7 years

  Maintenance and repairs are expensed when incurred and major repairs which extend an asset's useful life are capitalized. When items are retired or disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings.

             TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

  INTANGIBLE AND OTHER ASSETS--Intangible and other assets include amounts allocated to acquired facility contracts, noncompete agreements, goodwill and other intangible assets, which are stated at cost. Amortization of intangible assets is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of intangible assets:

         INTANGIBLE ASSET                                         USEFUL LIFE
         ----------------                                        --------------
     Acquired facility contracts................................ Contract term
     Noncompete agreements...................................... Agreement term
     Goodwill................................................... 15 years

  Acquired facility contracts consist primarily of costs allocated to locations acquired in acquisitions of facility contract rights from other service providers, along with other incremental direct costs paid to obtain the facility contracts.

  The Company periodically assesses the net realizable value of its intangible assets, as well as all other assets, by comparing the expected future net operating cash flows, undiscounted and without interest charges, to the carrying amount of the underlying assets. The Company would evaluate a potential impairment if the recorded value of these assets exceeded the associated future net operating cash flows. Any potential impairment loss would be measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value of assets would be measured by market value, if an active market exists, or by a forecast of expected future net operating cash flows, discounted at a rate commensurate with the risk involved.

  INCOME TAXES--The Company accounts for income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are provided for temporary differences between the financial statement and tax bases of the assets and liabilities using current tax rates.

  REVENUE RECOGNITION--Revenues are recognized during the period the calls are made. In addition, during the same period, the Company accrues the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

  FACILITY COMMISSIONS--Under the terms of the Company's telephone system contracts with correctional facilities, the Company pays commissions to these facilities generally based on call volume revenues which are accrued during the period the revenues are generated.

  FINANCIAL INSTRUMENTS--The Company's financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and long-term debt are a reasonable estimate of their fair value because of the short-term maturities of such instruments or, in the case of long-term debt, because of the floating interest rates on such long-term debt.

  RECLASSIFICATIONS--Certain reclassifications have been made to the 1995 financial statements to conform to the presentation used in the 1996 financial statements.

             TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

2. PRIOR-PERIOD ADJUSTMENTS

  The Company has restated its previously issued consolidated financial statements for the year ended December 31, 1995, to correct for certain errors principally related to the timing of when certain recurring costs are recognized in the consolidated financial statements. These corrections relate primarily to the capitalization of certain direct costs of facility contract installations previously expensed, the recording of allowances and reserves for unbillable and uncollectible chargebacks, the recording of excise taxes and the recording of deferred income taxes, and reduced previously reported retained earnings as of January 1, 1994, by $396,209. The following table summarizes the impact of these corrections on previously reported results of operations and retained earnings during 1995:

                                                         YEAR
                                                         ENDED
                                                      DECEMBER 31,
                                                         1995
                                                      ------------
     Income (loss) before income taxes:
       As previously reported.......................   $   (24,716)
       As restated..................................       428,754
     Net income (loss):
       As previously reported.......................       154,670
       As restated..................................       271,415
     Retained earnings:
       As previously reported.......................       303,800
       As restated..................................       308,421

3. ACCOUNTS RECEIVABLE

  Accounts receivable consists of the following:

                                                      DECEMBER 31, NOVEMBER 30,
                                                          1995         1996
                                                      ------------ ------------
     Trade accounts receivable......................   $2,159,660   $2,390,864
     Amounts due from shareholders..................          --       154,894
     Other..........................................       54,481        3,200
                                                       ----------   ----------
                                                        2,214,141    2,548,958
     Less allowance for unbillable and uncollectible
      chargebacks...................................     (160,000)    (160,000)
                                                       ----------   ----------
                                                       $2,054,141   $2,388,958
                                                       ==========   ==========

4. PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:

                                                    DECEMBER 31,  NOVEMBER 30,
                                                        1995          1996
                                                    ------------  ------------
     Leasehold improvements........................ $   430,346   $   449,116
     Telephone system equipment....................   6,301,141     7,425,582
     Vehicles......................................     227,370       246,611
     Office equipment..............................     194,942       319,167
                                                    -----------   -----------
                                                      7,153,799     8,440,476
     Less accumulated depreciation and
      amortization.................................  (3,320,373)   (4,321,329)
                                                    -----------   -----------
                                                    $ 3,833,426   $ 4,119,147
                                                    ===========   ===========

             TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

5. INTANGIBLE AND OTHER ASSETS

  Intangible and other assets consist of the following:

                                                     DECEMBER 31,  NOVEMBER 30,
                                                         1995          1996
                                                     ------------  ------------
     Acquired facility contracts.................... $ 1,562,906   $ 1,562,906
     Noncompete agreement...........................     250,000       250,000
     Goodwill.......................................     455,704       455,704
     Other..........................................      53,400        66,375
                                                     -----------   -----------
                                                       2,322,010     2,334,985
     Less accumulated amortization..................  (1,626,149)   (1,748,329)
                                                     -----------   -----------
                                                     $   695,861   $   586,656
                                                     ===========   ===========

6. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                       DECEMBER 31, NOVEMBER 30,
                                                           1995         1996
                                                       ------------ ------------
     Facility commissions.............................  $1,293,030   $1,317,000
     Uncollectible call chargebacks...................     840,000      840,000
     Sales and excise taxes...........................     530,161      702,838
     Payroll and benefits.............................     161,000      145,295
     Other............................................     324,254      199,894
                                                        ----------   ----------
                                                        $3,148,445   $3,205,027
                                                        ==========   ==========

  The accrual for uncollectible call chargebacks represents a reserve for amounts collected from the various LECs or third-party billing services which are expected to be charged back to the Company in future periods.

7. LONG-TERM DEBT

  The following table summarizes the Company's long-term debt at December 31, 1995. Since all of the outstanding debt was repaid by the Company during 1996, there are no outstanding balances at November 30, 1996:

   Notes payable, with interest of 8.5%, payable in monthly
    installments of $110,000 until maturity in June 1997,
    collateralized by equipment and personally guaranteed by the majority stockholder........................................ $ 1,980,545
   Note payable, with interest of 9.75%, payable in monthly
    installments of $50,000 until maturity in December 1997,
    collateralized by accounts receivable and certain equipment
    and personally guaranteed by the majority stockholder.......   1,112,226
   Note payable, with interest of 8.5%, payable in monthly
    installments of $12,660 until maturity in January 1998,
    collateralized by equipment and personally guaranteed by the
    majority stockholder........................................     291,023
                                                                 -----------
                                                                   3,383,794
   Current maturities of long-term debt.........................  (1,848,716)
                                                                 -----------
                                                                 $ 1,535,078
                                                                 ===========

             TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

  The Company has a $750,000 line of credit arrangement with The Peoples Bank and Trust Company. The line had no outstanding balance at either December 31, 1995, or November 30, 1996. The line of credit bears interest at the prime rate, and is personally guaranteed by the majority stockholder.

8. INCOME TAXES

  The provision for income taxes for the year ended December 31, 1995, and the eleven months ended November 30, 1996, are as follows:

                                                  1995        1996
                                                ---------  ----------
     Current taxes payable (refundable):
       Federal................................  $(181,387) $  901,000
       State..................................    (16,158)     72,000
     Deferred income taxes....................    354,884     250,989
                                                ---------  ----------
                                                $ 157,339  $1,223,989
                                                =========  ==========

  The Company has provided income tax expense during the nine months ended September 30, 1996 using the effective tax rates for each of its taxing jurisdictions which have been allocated between current income taxes payable and deferred income taxes based on 1996 anticipated temporary differences.

  The provision for income taxes differs from statutory rates primarily as a result of state income taxes and permanent differences. The following is a reconciliation of income taxes reported in the statement of operations:

                                          DECEMBER 31, NOVEMBER 30,
                                              1995         1996
                                          ------------ ------------
     Tax at statutory rates.............    $145,776    $1,148,387
     Effect of state income taxes.......      12,434        97,951
     Tax penalties and other............        (871)      (22,349)
                                            --------    ----------
                                            $157,339    $1,223,989
                                            ========    ==========

  The tax effects of temporary differences giving rise to deferred income tax asset and liabilities were:

                                                     DECEMBER 31, NOVEMBER 30,
                                                         1995         1996
                                                     ------------ ------------
     Deferred income tax asset:
       Allowance for unbillable and uncollectible
        revenues....................................  $  54,400    $  54,400
       Reserves.....................................    146,201          --
       Other........................................     20,052          --
                                                      ---------    ---------
                                                        220,653       54,400
     Deferred income tax liabilities:
       Depreciation and amortization................   (222,821)    (307,557)
       Other........................................     (1,048)      (1,048)
                                                      ---------    ---------
                                                       (223,869)    (308,605)
                                                      ---------    ---------
     Net deferred income tax liability..............  $  (3,216)   $(254,205)
                                                      =========    =========

             TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

  This net deferred income tax liability is classified in the consolidated balance sheet as follows:

                                                       DECEMBER 31, NOVEMBER 30,
                                                           1995         1996
                                                       ------------ ------------
     Current asset....................................  $ 220,653    $  54,400
     Noncurrent liability.............................   (223,869)    (308,605)
                                                        ---------    ---------
                                                        $  (3,216)   $(254,205)
                                                        =========    =========

9. BENEFIT PLAN

  The Company sponsors a 401(k) savings plan for the benefit of eligible full-time employees which is a qualified benefit plan in accordance with the Employee Retirement Income Security Act ("ERISA"). The employees participating in the plan can generally make contributions to the plan of between 5% and 10% of their compensation. The plan provides for discretionary matching contributions by the Company of up to 50% of an eligible employee's contribution. Total plan expense was $29,489 and $32,820 for the year ended December 31, 1995, and for the eleven months ended November 30, 1996, respectively.

10. COMMITMENTS AND CONTINGENCIES

  The Company leases certain property and equipment used in its operations under operating lease agreements. Such leases, which are primarily for office furniture, office space and vehicles, have lease terms ranging from one to four years.

  Future minimum lease payments for years ending December 31 under noncancelable operating leases are summarized below:

     1996 (one month)................................................. $ 10,848
     1997.............................................................   63,209
     1998.............................................................   30,187
     1999.............................................................      960
     2000.............................................................      720
                                                                       --------
     Total minimum future rental payments............................. $105,924
                                                                       ========

  Rent expense in connection with these leases totaled $159,951 and $107,158 for the year ended December 31, 1995, and for the eleven months ended November 30, 1996, respectively.

11. RELATED PARTY TRANSACTIONS

  The Company's majority stockholder and president has personally guaranteed three of the Company's operating leases, which have expiration dates ranging from March 1997 to September 1998. Total payments under the guaranteed leases for the year ended December 31, 1995, and for the eleven months ended November 30, 1996, totaled $75,282 and $79,239, respectively.

  During 1996, the Company's stockholders incurred $154,894 of legal expenses which were paid by the Company and are recorded as amounts due from stockholders in accounts receivable at November 30, 1996, pending reimbursement from such stockholders.

12. SUBSEQUENT SALE OF COMPANY

  On December 27, 1996, Talton Holdings, Inc. acquired all of the outstanding common stock of the Company in a purchase business combination effective December 1, 1996.

                                  * * * * * *

                             TALTON HOLDINGS, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1997
                             (Dollars in thousands)


                 COL. A                        COL. B              COL. C              COL. D              COL. E

                                                                 ADDITIONS
                                                                 CHARGED TO
                                             BEGINNING           COSTS AND                                 ENDING
                                              BALANCE             EXPENSE            DEDUCTIONS           BALANCE
                                         ----------------    ----------------    ----------------    ----------------
Allowance for doubtful accounts                    $1,125              13,065               8,873              $5,317

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth certain information as of December 31, 1997 about each of the directors and officers of the Company.

                 Name                         Age                                 Position
--------------------------------------- -------------- ---------------------------------------------
Julius E. Talton, Sr. (1), (3)                69         Chairman of the Board
John A. Crooks, Jr.                           50         President and Chief Operating Officer
Jeffrey D. Cushman                            36         Chief Financial Officer, Vice President, Secretary, and
                                                         Treasurer
John R. Summers                               41         Vice President and Assistant Secretary
Julius E. Talton, Jr.                         37         Vice President
James E. Lumpkin                              53         Vice President
Todd W. Follmer (1)                           38         Vice President, Assistant Secretary, Assistant Treasurer,
                                                         Acting Chief Executive Officer, and Director
Gregg L. Engles                               40         Director
Richard H. Hochman (1), (3)                   52         Director
Jay R. Levine (2)                             41         Director
Nina E. McLemore (2)                          52         Director
Bruce I. Raben (1), (3)                       44         Director
David A. Sachs (2)                            38         Director
Roger K. Sallee (3)                           49         Director
Joseph P. Urso                                43         Director

(1)  Member of the Executive Committee.
(2)  Member of the Audit and Finance Committee
(3)  Member of the Compensation Committee

          Julius E. Talton. Mr. Talton became Chairman of the Board in December 1996. From December 1996 until June 1997, Mr. Talton served as President of the Company. Mr. Talton founded Talton Telecommunications and served as its Chairman of the Board, President, and Chief Executive Officer from 1973 until December 1996. Mr. Talton served as President of Talton Outdoor Advertising from 1976 until November 1996. Mr. Talton is a Director of the People's Bank and Trust Company in Alabama.

          Jeffrey D. Cushman. Mr. Cushman became Chief Financial Officer of the Company in November 1997. In addition, on December 12, 1997, Mr. Cushman was also named Vice President, Secretary and Treasurer. From 1985 until October 1997, Mr. Cushman served in various capacities with Electronic Data Systems Corporation, most recently as director of Business Development for EDS's Customer Solutions Unit.

          John A. Crooks, Jr. Mr. Crooks became President and Chief Operating Officer of the Company in June 1997. Mr. Cooks has indicated that it is his intention to resign as President and to accept another position with the Company. From 1990 until June 1997, Mr. Crooks served in various capacities with MCI Telecommunications Corporation, most recently as director of Enterprise Marketing for MCI's Business Services Division.

          John R. Summers. Mr. Summers became Vice President, Secretary, and Treasurer of the Company in December 1996. On December 12, 1997, Mr. Summers became Vice President and Assistant Secretary. From April 1993 until December 1996, Mr. Summers served as Vice President--Operations and Finance of AmeriTel. Mr. Summers was a self-employed consultant with Summers and Associates, a management and financial consulting firm, from January 1992 until April 1993.

          Julius E. Talton, Jr. Mr. Talton, Jr. became Vice President of the Company in December 1996. Mr. Talton, Jr. served in various capacities with Talton Telecommunications from 1986 until December 1996, most recently as Vice President of Sales.

          James E. Lumpkin. Mr. Lumpkin became Vice President of the Company in December 1996. Mr. Lumpkin served in various capacities with Talton Telecommunications from its founding in 1973 until December 1996, most recently as Vice President, Technical Operations.

          Todd W. Follmer. Mr. Follmer became Vice President, Assistant Secretary, and Assistant Treasurer and was elected to the Company's Board of Directors in December 1996. Mr. Follmer currently serves as acting chief executive officer of the Company. Mr. Follmer has been a principal of EUFCC since January 1996. From January 1993 until December 1995, Mr. Follmer served as President of Gulf Capital Partners Inc., a merchant banking firm. From May 1988 until December 1992, Mr. Follmer served in various capacities with Donaldson, Lufkin & Jenrette Securities Corporation, an investment banking firm.

          Gregg L. Engles. Mr. Engles was elected to the Company's Board of Directors in December 1996. Mr. Engles has served as Chairman and has been a principal of EUFCC since January 1996. Mr. Engles has served as Chairman of the Board and Chief Executive Officer of Suiza Foods Corporation since October 1994. Mr. Engles has also served in various senior management positions with certain subsidiaries of Suiza Foods since 1988. In addition, Mr. Engles has served as President of Kaminski Engles Capital Corporation ("KECC") since May 1988 and as President of Engles Management Corporation ("EMC") since February 1993. KECC and EMC are investment banking and consulting firms. Mr. Engles was also President of Engles Capital Corporation, an investment banking and consulting firm, from May 1989 to October 1992. Mr. Engles is a director of Columbus Realty Trust.

          Richard H. Hochman. Mr. Hochman was elected to the Company's Board of Directors in December 1996. Mr. Hochman has served as the Chairman of Regent Capital Management Corp., a private investment firm, since January 1995. From 1990 to December 1994, Mr. Hochman was a Managing Director of PaineWebber, Inc., an investment banking firm. Mr. Hochman is a director of Cablevision Systems Corporation.

          Jay R. Levine. Mr. Levine was elected to the Company's Board of Directors in December 1996. Since April 1997, Mr. Levine has served as a Managing Director of CIBC Wood Gundy Securities Corp., an investment banking firm. From September 1996 to April 1997, Mr. Levine served as President of PPMJ, Inc., an investment banking and consulting firm. From January 1994 to June 1996, Mr. Levine served as President of Springfield

Services, Inc. ("Springfield"), a private investment company. From August 1990 to January 1994, Mr. Levine served as Vice President of Morningside/North America Limited, a private investment company affiliated with Springfield.

          Nina E. McLemore. Ms. McLemore was elected to the Company's Board of Directors in December 1996. Ms. McLemore has been the President of Regent Capital Management Corp. since January 1995. From 1990 until 1993, Ms. McLemore served in various capacities with Liz Claiborne Accessories.

          Bruce I. Raben. Mr. Raben was elected to the Company's Board of Directors in December 1996. Since February 1996, Mr. Raben has served as a Managing Director of CIBC Wood Gundy Securities Corp., an investment banking firm. From March 1990 to February 1996, Mr. Raben served as a Managing Director of Jefferies & Co., an investment banking firm. Mr. Raben is a director of GT Parent Holdings, L.D.C., Terex Corporation, Optical Security, Inc., and Equity Marketing, Inc.

          David A. Sachs. Mr. Sachs was elected to the Company's Board of Directors in December 1996. Mr. Sachs is a Managing Director of ARES Management, L.P., an investment management firm, and is a principal of Onyx Partners, Inc., a merchant banking firm. From October 1990 until June 1994, Mr. Sachs was employed at TMT-FW, Inc., an affiliate of Taylor & Co., a private investment management firm. Mr. Sachs is a director of Terex Corporation.

          Roger K. Sallee. Mr. Sallee was elected to the Company's Board of Directors in December 1996. Mr. Sallee founded AmeriTel and served as its President and Chief Executive Officer from July 1991 until December 1996.

          Joseph P. Urso. Mr. Urso was elected to the Company's Board of Directors in December 1996. Mr. Urso has served as President and has been a principal of EUFCC since January 1996. Since March 1996, Mr. Urso has served as Chairman of Interstate Engineering, a manufacturing firm located in California. Mr. Urso was a shareholder of Stutzman & Bromberg, P.C. from January 1992 until June 1995.

  The Company's Certificate of Incorporation divides the Board of Directors into two classes, the "Class A/B Directors" and the "Class B Directors," with each class serving a one-year term. The size of the Board of Directors depends on the aggregate percentage ownership of all outstanding Common Stock held by Gregg L. Engles, Joseph P. Urso, Todd W. Follmer, and their respective affiliates (the "EUF Holders") and Onyx Talton Partners, L.P. and Sachs Investment Partners and their respective affiliates (the "Onyx Holders").

  The size of the Company's Board of Directors is currently eleven (11) members, with the holders of Class A Common Stock and Class B Common Stock entitled to elect six Class A/B Directors and the holders of Class B Common Stock entitled exclusively to elect five Class B Directors. The Class A/B Directors are Richard
H. Hochman, Jay R. Levine, Nina E. McLemore, Bruce I. Raben, and Julius E. Talton. There is one vacant Class A/B Director position on the Board of Directors. The Class B Directors are Gregg L. Engles, Todd W. Follmer, David A. Sachs, Roger K. Sallee, and Joseph P. Urso.

  Each Class A/B Director is entitled, at all times, to one vote on any matter voted on by the Board of Directors. The number of votes that each Class B Director is entitled to on any matter voted on by the Board of Directors depends on the aggregate percentage ownership of all outstanding Common Stock held by the EUF Holders and the Onyx Holders. Each Class B Director is currently entitled to a 0.6 director vote on any matter voted on by the Board of Directors, resulting in the Class B Directors having an aggregate of three (3) director votes as a class. As the EUF Holders' and the Onyx Holders' ownership of the outstanding common stock decreases, the number of Class B Directors that the EUF Holders have the right to designate, the aggregate number of votes held by the remaining Class B Directors, and the size of the Company's Board of Directors decrease (and the number of Class A/B Directors increases), all as set forth in the Company's Certificate of Incorporation and the Shareholders Agreement (as defined). Under the terms of the Certificate of Incorporation and the Shareholders Agreement, the total number of votes on the Board of Directors will remain at nine.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth annual cash compensation paid or accrued by the Company, AmeriTel, or Talton Telecommunications to the Company's Chief Executive Officer and its other Executive Officers receiving total salary and bonus in excess of $100,000 for the fiscal year ended December 31, 1997 and 1996.



                                                                                                 LONG-TERM
                                                                ANNUAL COMPENSATION            COMPENSATION
                                                      ---------------------------------------  -------------
                                                                             OTHER ANNUAL         SHARES       ALL OTHER
                                                                             COMPENSATION       UNDERLYING    COMPENSATION
Name and Principal Position                     YEAR  SALARY($)  BONUS($)       ($)(1)          OPTIONS (#)        ($)
----------------------------------------------  ----  --------   -------     ------------      ------------   ------------
Julius E. Talton, Sr.
 Chairman of the Board........................  1997    96,000        --               --                --             --
                                                1996   149,975
John R. Summers,
 Vice President,  and Assistant                 1997   100,000    20,000
 Secretary....................................  1996    94,565   211,506(2)            --                --             --

Julius E. Talton, Jr.,
 Vice President...............................  1997   125,000    24,190               --                --             --
                                                1996   101,926
John A. Crooks, Jr.
 President and Chief Operating                  1997    95,352    50,000               --                --             --
 Officer......................................  1996         0        --

James E. Lumpkin
 Vice President...............................  1997    78,000                         --                --             --
                                                1996    99,376

---------------

(1) In each case, the aggregate value of perquisites and other personal benefit does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus report for the named executive officer.
(2) Includes special bonuses of $195,506 paid in connection with the Company's acquisition of AmeriTel in December 1996.

 Employment Agreements and Other Arrangements

  In connection with the Company's acquisitions of AmeriTel and Talton Telecommunications in December 1996, the Company entered into consulting or employment agreements with each of Julius E. Talton, Julius E. Talton, Jr., Roger K. Sallee, James E. Lumpkin, and John R. Summers, each of whom was a former stockholder of AmeriTel or Talton Telecommunications. See "Certain Relationships and Related Transactions--Consulting and Employment Agreements." In addition, the Company is a party to an employment agreements with each of John A. Crooks and Jeffrey D. Cushman, which are described below.

  John A. Crooks joined the Company as President and Chief Operating Officer in June 1997. The Company entered into a written employment agreement with Mr. Crooks that has an initial term expiring on December 31, 1998, with successive one-year renewals thereafter unless earlier terminated by the Company or Mr. Crooks. Mr. Crooks receives an annual base salary of $170,000 and a guaranteed bonus of $50,000 payable on or before December 31, 1997. In addition, Mr. Crooks received the right to purchase 165 shares of the Company's Class A Common Stock at a price of $2,000 per share, and is eligible to receive options to acquire an additional 330 shares of Class A Common Stock at a price of $2,000 per share. The employment agreement provides for a severance payment equal to one year's base salary if Mr. Crook's employment is terminated by the Company without cause. The employment agreement also contains non-competition provisions that cover the Company's existing markets and expansion markets that apply during the term of the agreement and for a period of three years and two years, respectively, after the expiration or earlier termination of the agreement.

  Jeffrey D. Cushman joined the Company as Chief Financial Officer in November 1997. The Company entered into a written employment agreement with Mr. Cushman that has an initial term expiring on December 31, 1999, with successive one-year renewals thereafter unless notice is given by either party not later than 90 days immediately preceding the commencement of the renewal period. Mr. Cushman receives an annual base salary of $140,000 and a one-time guaranteed bonus of $70,000, $35,000 of which is payable on or before January 30, 1998, and the remaining $35,000 of which is payable on or before December 31, 1998. In addition, Mr. Cushman is eligible to receive options to purchase 100 shares of the Company's Class A Common Stock at a price of $2,000 per share. The employment agreement provides for a severance payment equal to one year's base salary if Mr. Cushman is terminated by the Company without cause. The employment agreement also contains non-competition provisions that cover the Company's existing markets and expansion markets that apply during the term of the agreement and for a period of one year after the expiration or earlier termination of the agreement, provided that the one year period shall be extended for an additional year in the event that Mr. Cushman, rather than the Company, terminates the employment agreement.

LIMITATION OF LIABILITY AND INDEMNIFICATION

  The Company's Certificate of Incorporation provides, consistent with the provisions of the Delaware General Corporation Law, that no director of the Company will be personally liable to the Company or any of its stockholders for monetary damages arising from the director's breach of fiduciary duty as a director. This does not apply, however, with respect to any action for unlawful payments of dividends, stock purchases, or redemptions, nor does it apply if the director (i) has breached his duty of loyalty to the Company and its stockholders; (ii) does not act or, in failing to act, has not acted in good faith; (iii) has acted in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, has acted in a manner involving intentional misconduct or a knowing violation of law; or (iv) has derived an improper personal benefit. The provisions of the Certificate of Incorporation eliminating liability of directors for monetary damages do not affect the standard of conduct to which directors must adhere, nor do such provisions affect the availability of equitable relief. In addition, such limitations on personal liability do not affect the availability of monetary damages under claims based on federal law.

  The Company's By-laws provide for indemnification of its officers and directors to the fullest extent permitted by the Delaware General Corporation Law.


STOCK OPTION GRANTS IN 1997

  No stock options were granted to any of the five individuals named in the summary compensation table during 1997.

AGGREGATED OPTION EXERCISES IN 1997 AND YEAR-END OPTION VALUES

     During 1997, none of the individuals named in the Summary Compensation Table exercised any options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's capital stock as of December 31, 1997 by (i) each stockholder known by the Company to beneficially own more than 5% of any class of the Company's outstanding capital stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors as a group.


                                                                               SHARES BENEFICIALLY OWNED
                                                    -------------------------------------------------------------------------------
                                                    NUMBER OF             NUMBER OF                            NUMBER OF
                                                    SHARES OF             SHARES OF                 PERCENT    SHARES OF
                                                     CLASS A               CLASS B                 OF TOTAL     SENIOR
                                                     COMMON     PERCENT    COMMON    PERCENT OF     VOTING     PREFERRED   PERCENT
NAME OF BENEFICIAL OWNER                              STOCK    OF CLASS     STOCK       CLASS      POWER(1)      STOCK    OF CLASS
----------------------------------------------      ---------  ---------  ---------  -----------  -----------  ---------  ---------
Julius E. Talton(2)  ..............................   2,062.5      13.1%         --         -- %      11.9%      2,500.0      42.2%
John A. Crooks, Jr.   .............................        --        --          --          --         --            --        --
Jeffrey D. Cushman  ...............................        --        --          --          --         --            --        --
Julius E. Talton, Jr.(2)  .........................   1,237.5       7.8          --          --        7.1       1,500.0      25.3
James E. Lumpkin(2)  ..............................     825.0       5.2          --          --        4.7       1,000.0      16.9
John R. Summers  ..................................     100.0         *          --          --          *            --        --
Todd W. Follmer(3)  ...............................        --        --       100.0        25.0        2.3            --        --
Gregg L. Engles(3)  ...............................     150.0         *       100.0        25.0        3.2            --        --
Richard H. Hochman(4)  ............................   2,000.0      12.7          --          --       11.5            --        --
Jay R. Levine(5)  .................................        --        --          --          --         --            --        --
Nina E. McLemore(6)  ..............................   2,000.0      12.7          --          --       11.5            --        --
Bruce I. Raben(5)  ................................        --        --          --          --         --            --        --
David A. Sachs(7)  ................................     250.0       1.6        31.5         7.9        2.2            --        --
Roger K. Sallee  ..................................      53.0         *          --          --          *          61.7       1.0
Joseph P. Urso(3)  ................................        --        --       100.0        25.0        2.3            --        --
CIBC Wood Gundy Ventures, Inc.(8)  ................   5,935.5      37.6          --          --       34.1            --        --
Regent Capital Partners, L.P.(9)  .................   2,000.0      12.7          --          --       11.5            --        --
Onyx Talton Partners, L.P.(10)  ...................        --        --       100.0        25.0        2.3            --        --
Richard C. Green, Jr.  ............................     250.0       1.6          --          --        1.4         310.8       5.2
Robert K. Green  ..................................     250.0       1.6          --          --        1.4         310.8       5.2
Terry C. Matlack  .................................     125.0         *          --          --          *            --        --
William M. Ohland(11)  ............................     900.0       5.7          --          --        5.2            --        --
All executive officers and directors as a group
 (15 persons)  ....................................   8,678.0      54.9       331.5        82.9       46.0       5,061.7      85.4

-----------------
 *   Less than 1.0%

 (l) In calculating the percent of total voting power, the voting power of shares of Class A Common Stock (one vote per share) and Class B Common Stock (four votes per share) is aggregated. This calculation also assumes that no shares of Senior Preferred Stock are converted into shares of Class A Common Stock.
 (2) The address for each of these stockholders is 720 Alabama Avenue, Selma, Alabama 36701.
 (3) The address for each of these stockholders is 3811 Turtle Creek Blvd., Suite 1300, Dallas, Texas 75219
 (4) Includes 2,000 shares of Class A Common Stock held by Regent Capital Partners. Mr. Hochman, who is the chairman of Regent Capital Management Corp., an affiliate of Regent Capital Partners, exercises voting and investment power with respect to such shares. Mr. Hochman's address is 505 Park Avenue, 17th Floor, New York, New York 10022.
 (5) Excludes shares of Class A Common Stock and warrants to acquire shares of Class A Common Stock held by CIBC Ventures. Mr. Levine and Mr. Raben, who are designees of CIBC Ventures to the Company's Board of Directors and who are managing directors of CIBC Wood Gundy Securities Corp., and affiliate of CIBC Ventures and CIBC, disclaim beneficial ownership of such shares..
 (6) Includes 2,000 shares of Class A Common Stock held by Regent Capital Partners. Ms. McLemore, who is the president of Regent Capital Management Corp., an affiliate of Regent Capital Partners, exercises voting and investment power with respect to such shares. Ms. McLemore's address is 505 Park Avenue, 17th Floor, New York, New York 10022.
 (7) Consists of 250 shares of Class A Common Stock held by Sachs Investment Partners and 31.5 shares of Class B Common Stock held by Onyx Talton Partners, L.P. Mr. Sachs is a general partner of Sachs Investment Partners and a principal shareholder of Onyx Partners, Inc., the general partner of Onyx Talton Partners L.P. Mr. Sachs is a general partner of Sachs Partners, L.P. and exercises voting and investment power with respect to such shares. Mr. Sachs disclaims beneficial ownership of an additional 68.5 shares of Class B Common Stock held by Onyx Talton Partners, L.P. Mr. Sachs is a general partner of Sachs Investment Partners, L.P., and exercises voting and investment power with respect to such shares. Mr. Sachs disclaims beneficial ownership of an additional 68.5 shares of Class B Common Stock held by Onyx Talton Partners, L.P. Mr. Sachs address is 9595 Wilshire Blvd., Suite 700, Beverly Hills, California 90212.

 (8) Includes 1,085.5 shares of Class A Common Stock subject to a warrant that is exercisable within 60 days. CIBC Ventures' address is 425 Lexington Avenue, Third Floor, New York, New York 10017.
 (9) Includes 500 shares of Class A Common Stock held by Regent Capital Equity Partners, L.P., an affiliate of Regent Capital Partners. Regent Capital Partners' address is 505 Park Avenue, 17th Floor, New York, New York 10022.
(10) Onyx Talton Partners, L.P.'s address is 9595 Wilshire Blvd., Suite 700, Beverly Hills, California 90212.
(11) Consists of shares issued to STC as part of the purchase price in the STC Acquisition. Mr. Ohland owns all of the outstanding capital stock of STC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Repayment of Indebtedness

  CIBC, an affiliate of CIBC Wood Gundy Ventures, Inc., a principal stockholder of the Company, and of CIBC Merchant Fund, a former holder of a portion of the Company's Senior Subordinated Notes described below, is agent and a lender under a previous credit facility (the "Former Credit Facility"), and held $45.0 million and $7.9 million of the principal amount outstanding under the term and revolving loan portions, respectively, of the Former Credit Facility immediately prior to the Offering. Upon completion of the Offering, the Company repaid the entire principal amounts outstanding under the term loan and revolving loan portions of the Former Credit Facility, together with accrued and unpaid interest. In addition to this repayment, CIBC received a customary fee for banking services rendered to the Company in its capacity as agent under the Former Credit Facility in connection with the Senior Credit Facility. Immediately prior to the Offering, CIBC Merchant Fund and Regent Capital Partners, a principal stockholder of the Company, held $7.5 million and $1.0 million, respectively, of the Company's outstanding Senior Subordinated Notes. Upon completion of the Offering, the Company repaid the entire amount of the Senior Subordinated Notes, together with accrued and unpaid interest. In addition, CIBC Wood Gundy Securities Corp. and Onyx Partners, Inc. ("Onyx Partners") from time to time provide financial and investment banking services to the Company for customary fees.

  Immediately prior to the Offering, Messrs. Talton, Talton, Jr., and Lumpkin held $2.5 million, $1.5 million, and $1.0 million, respectively, under subordinated notes issued in connection with the AmeriTel and Talton Telecommunications acquisitions (the "Talton Subordinated Notes"). Upon completion of the Offering, the Company repaid the entire amount of the Talton Subordinated Note, together with accrued and unpaid interest.

Consulting and Strategic Services Agreement

  In connection with the acquisitions of AmeriTel and Talton Telecommunications, the Company entered into a Consulting and Strategic Services Agreement with EUF Talton, a limited partnership controlled by Messrs. Engles, Urso, and Follmer, pursuant to which the Company will pay to EUF Talton an annual consulting fee of $300,000 for an initial term of three years ending December 27, 1999. Pursuant to this agreement, EUF Talton will provide management consulting services relating to strategic and financial matters, including acquisitions, business strategies, and financial planning. The Company also paid to EUF Talton a $200,000 refinancing fee upon the repayment of the Senior Subordinated Notes and the Subordinated Talton Note upon the closing of the Offering. The Company paid an acquisition fee of $357,000 to EUF Talton upon the closing of the STC Acquisition. The Company has recorded a liability of $591,250 to EUF Talton for the 1997 acquisitions of InVision, NAI and PTC as of December 31, 1997. In addition, the Company has agreed to pay to EUF Talton an acquisition fee of 1% of the gross acquisition price of any acquisitions of assets or stock by the Company up to an aggregate maximum of $1.25 million.

Consulting and Employment Agreements

  In connection with the acquisitions of AmeriTel and Talton Telecommunications, the Company entered into the agreements described below. Each of the named persons was a former stockholder of AmeriTel or Talton Telecommunications.

  The consulting agreement of Julius E. Talton provides that Mr. Talton will serve as a director of the Company and will perform such duties related to the business conducted by the Company as the Board of Directors may designate from time to time. The consulting agreement has an initial term of two years, with successive one-year renewal periods thereafter unless earlier terminated by the Company or Mr. Talton. In addition to an aggregate of $10,000 payable in equal monthly installments to Mr. Talton over the first twelve months of the agreement, Mr. Talton will receive payments of $86,000 and $96,000 for the first and second years of the initial term, respectively, and $120,000 for each year thereafter that the agreement remains in effect. Mr. Talton's consulting agreement contains a non-competition provision that applies during the term of the agreement and for a period of two years after the expiration or earlier termination of the agreement.

  Julius E. Talton, Jr.'s employment agreement provides that Mr. Talton, Jr. will serve as an executive of the Company, performing such duties and holding such positions as the Board of Directors or senior management of the Company may direct. The employment agreement which had an initial term of one year, with successive one-year periods thereafter unless earlier terminated by the Company or Mr. Talton, Jr. In addition to an aggregate of $25,000 payable in equal monthly installments to Mr. Talton, Jr. over the first twelve months of the agreement, Mr. Talton will receive an annual base salary of $100,000, a guaranteed bonus of $25,000 which was paid, in accordance with the agreement, upon closing of the Offering, and an incentive cash bonus of up to 37.5% of base salary if certain performance goals established by the Board of Directors are achieved. Mr. Talton Jr.'s employment agreement contains a non-competition provision that applies during the term of the agreement and for a period of two years after the expiration or earlier termination of the agreement. Mr. Talton, Jr. is also expected to receive an option to purchase up to 247.5 shares of Class A Common Stock at an exercise price of $2,000 per share.

  The consulting agreement of James E. Lumpkin provides that Mr. Lumpkin will serve, if requested, as a director of the Company and will perform such duties related to the business conducted by the Company as the chief executive officer or the Board of Directors may designate from time to time. The consulting agreement has an initial term of two years, with successive one-year renewal
periods thereafter unless earlier terminated by the   Company or Mr. Lumpkin.
In addition to an aggregate of $10,000 payable in equal monthly installments to Mr. Lumpkin over the first twelve months of the agreement, Mr. Lumpkin will receive $62,000 and $72,000 for the first and second years of the initial term, respectively. Mr. Lumpkin's consulting agreement contains a non-competition provision that applies during the term of the agreement and for a period of two years after the expiration or earlier termination of the agreement.

  The consulting agreement of Roger K. Sallee provides that Mr. Sallee will serve as a director of the Company and will perform such duties related to the business conducted by the Company as the chief executive officer or the Board of Directors may designate from time to time. The consulting agreement which had an initial term of one year, with successive one-year renewal periods thereafter unless earlier terminated by the Company or Mr. Sallee. In addition to a lump sum payment of $5,000 paid on the effective date of the agreement, Mr. Sallee will receive an annual consulting fee of $30,000 for each year that the agreement remains in effect. Mr. Sallee's consulting agreement contains non-competition provisions covering the Company's existing markets and expansion markets that apply during the term of the agreement and for a period of three years and two years, respectively, after the expiration or earlier termination of the agreement.

Lease Agreement

  In December 1996, Talton Telecommunications entered in a lease agreement (the "Talton Lease") with Mr. Talton for office space located in Selma, Alabama. The lease has a five-year term commencing January 1, 1997, with an option to renew for an additional term. Under the Talton Lease, Talton Telecommunications will pay fixed annual rent of approximately $109,000, $112,000, $90,000, $93,000, and $96,000, respectively, for the five years of the initial term.

HISTORIC RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisitions

  In December 1996, the Company acquired the outstanding capital stock of AmeriTel for a purchase price of approximately $23.4 million. Terry C. Matlack, a former executive officer of the Company, John R. Summers, an executive officer of the Company, and Roger K. Sallee, a director of the Company, were stockholders of AmeriTel and received an aggregate of approximately $361,000, $354,000, and $1.4 million, respectively, of the purchase price, and 125, 100, and 53 shares, respectively, of Class A Common Stock in exchange for shares of AmeriTel capital stock held by each of them. In addition, Mr. Sallee received
61.699 shares of Senior Preferred Stock of the Company.

  Concurrently with its acquisition of AmeriTel, the Company acquired the outstanding capital stock of Talton Telecommunications for an aggregate purchase price of approximately $39.4 million, which included the issuance of the $5.0 million Subordinated Talton Note. Julius E. Talton, the Chairman of the Board of the Company, Julius E. Talton, Jr., and James E. Lumpkin, each of whom is an executive officer of the Company, and Mr. Talton's daughter, were stockholders of Talton Telecommunications and received an aggregate of approximately $11.2 million (including $2.5 million of the Subordinated Talton Note), $9.1 million (including $1.5 million of the Subordinated Talton Note), $6.0 million (including $1.0 million of the Subordinated Talton Note), and $4.0 million, respectively, of the purchase price. Messrs. Talton, Talton Jr., and Lumpkin also received 2,062.5 shares of Class A Common Stock and 2,500 shares of Senior Preferred Stock, 1,237.5 shares of Class A Common Stock and 1,500 shares of Senior Preferred Stock, and 825 shares of Class A Common Stock and 1,000 shares of Senior Preferred Stock, respectively in exchange for shares of Talton Telecommunications capital stock held by each of them.

  The cash portions of the respective purchase prices for AmeriTel and Talton Telecommunications were financed with the proceeds of the following: (i) the issuance by the Company of an aggregate of 9,775 shares of Class A Common Stock to the stockholders of the Company, including CIBC Ventures, an affiliate of Regent Capital Partners, and Mr. Engles, a director of the Company, for aggregate consideration of approximately $9.8 million; (ii) the issuance by the Company of an aggregate of 400 shares of Class B Common Stock and warrants to acquire an aggregate of 4,309.4488 shares of Class A Common Stock to Onyx Talton Partners, L.P. ("Onyx Talton Partners") and to Messrs. Follmer, Engles, and Urso, each of whom is an executive officer and/or director of the Company, for aggregate consideration of $400,000; (iii) the issuance of an aggregate of $8.5 million in Senior Subordinated Notes to CIBC Merchant Fund and to Regent Capital Partners and related warrants for the purchase of Class A Common Stock to CIBC Ventures and to Regent Equity Partners, L.P.; (iv) the issuance of the $5.0 million Subordinated Talton Note (including related warrants) to Messrs. Talton, Talton, Jr., and Lumpkin; and (v) an aggregate of $50.7 million of the proceeds from the term and revolving loan facilities under the Former Credit Facility. All stockholders of the Company, including the executive officers and directors of the Company who hold shares of capital stock of the Company, pledged the shares of capital stock of the Company held by each of them to CIBC to secure the Company's obligations under the Former Credit Facility.

  The holders of Class A Common Stock received registration rights with respect to such shares pursuant to the terms of that certain registration rights agreement (the "Equity Registration Rights Agreement"). In addition, the Company and its stockholders entered into a Shareholders Agreement (the "Shareholders Agreement"). The following summary of the warrants referred to above, the Equity Registration Rights Agreement, and the Shareholders Agreement are qualified in their entirety to the actual documents, which are included in the Registration Statement.

  CIBC Merchant Fund and Onyx Partners, Inc., the general partner of Onyx Talton Partners, were reimbursed for expenses and received transaction fees totaling approximately $852,000 and $635,000, respectively, and EUF Talton received approximately $183,000 as reimbursement for its expenses, in December 1996 in connection with the acquisitions of AmeriTel and Talton Telecommunications and the consummation of the related financing. CIBC, which is the agent and a lender under the Former Credit Facility, received a fee of approximately $1.8 million in December 1996 for banking services rendered to the Company in connection with the closing of the Former Credit Facility.

Warrants

  In connection with the acquisitions of AmeriTel and Talton Telecommunications, the Company issued to CIBC Ventures a warrant to acquire up to 1,085.5263 shares of Class A Common Stock (subject to certain adjustments) with an exercise price of $0.01 per share. This warrant is exercisable at any time, and unless exercised, will automatically expire on December 26, 2006. The Company also issued to CIBC Ventures and Regent Equity Partners warrants to acquire an aggregate of up to 1,199.9227 shares of Class A Common Stock (subject to certain adjustments), with an exercise price of $1,000 per share. These warrants expired by their terms upon closing of the Offering. A portion of the net proceeds from the Offering was used to repay the Senior Subordinated Notes, and upon such payment, such warrants terminated.

  The Company issued to Julius E. Talton, Julius E. Talton, Jr., and James E. Lumpkin warrants to acquire up to 719.9536 shares of Class A Common Stock (subject to certain adjustments) with an exercise price of $1,000 per share. These warrants may only be exercised if the Subordinated Talton Note issued by the Company to Messrs. Talton, Talton, Jr., and Lumpkin is not repaid on or before September 30, 1997. A portion of the net proceeds from the Offering was used to repay the Subordinated Talton Note, and upon such payments such warrants terminated.

  The Company issued to each of Messrs. Follmer, Urso, and Engles (i) a warrant to acquire up to 448.6842 shares of Class A Common Stock (subject to certain adjustments) with an exercise price per share of $1,000; (ii) a warrant to acquire up to 336.5132 shares of Class A Common Stock (subject to certain adjustments) with an exercise price per share of $2,000; and (iii) a warrant to acquire up to 328.0769 shares of Class A Common Stock (subject to certain adjustments) with an exercise price per share of $3,000. The Company also issued to Onyx Talton Partners: (i) a warrant to acquire up to 390.7895 shares of Class A Common Stock (subject to certain adjustments) with an exercise price per share of $1,000; (ii) a warrant to acquire up to 293.0920 shares of Class A Common Stock (subject to certain adjustments) with an exercise price per share of $2,000; and (iii) a warrant to acquire up to 285.7444 shares of Class A Common Stock (subject to certain adjustments) with an exercise price per share of $3,000. Each of these warrants is exercisable upon the earlier to occur of the following dates: (i) December 27, 1999; (ii) the date when a change in control notice (as defined in the warrant) is given; (iii) the date the Consulting and Strategic Services Agreement with EUF Talton is terminated; or
(iv) the date upon which a registered public offering of equity interests in the Company is made (but in no event earlier than June 27, 1998, if such offering occurs prior to such date). Unless exercised, each of these warrants will automatically expire on December 26, 2006.

Equity Registration Rights Agreement

  The Equity Registration Rights Agreement applies to all currently outstanding shares of Class A Common Stock, including shares issuable upon exercise of the currently outstanding warrants or the conversion of the currently outstanding Class B Common Stock or the Senior Preferred Stock ("Registrable Securities"), and grants to all holders of Registrable Securities ("Holders") certain registration rights with respect to such Registrable Securities.

  Subject to certain special rights (the "CIBC Demand Rights") granted to CIBC Ventures and its affiliates (the "CIBC Entities"), at any time after the earlier to occur of (i) six months after the initial registered public offering by the Company under the Securities Act of the Class A Common Stock (the "Initial Public Offering"); or (ii) November 30, 1998, Initiating Holders (defined below) are entitled to require the Company to effect up to three registrations under the Securities Act of all or a part of the Registrable Securities (each a "Demand Registration"), subject to certain limitations. Initiating Holders are defined as (i) Holders of at least 25% (or 35% in certain circumstances) of the Registrable Securities; or (ii) a combination of Holders of Registrable Securities and Holders of warrants having an exercise price less than or equal to the per share reported price for the Class A Common Stock (the "Qualified Warrants") that in the aggregate hold at least 25% (or 35% in certain circumstances) of all

Registrable Securities and Qualified Warrants. Subject to the CIBC Demand Rights, Holders of Registrable Securities also have the right to include such Registrable Securities in any registration statement under the Securities Act filed by the Company for its own account (other than a registration statement for securities to be offered in a Rule 145 transaction under the Securities Act or to employees of the Company pursuant to any employee benefit plan). So long as the CIBC Entities hold Registrable Securities equaling at least 50% of their holdings of Common Stock on December 27, 1996, the CIBC Entities have the following CIBC Demand Rights: (i) one of the Demand Registrations is exclusively reserved for the use and exercise by the CIBC Entities; (ii) the CIBC Entities have the right at any time to require the Company to use its best efforts to effect an Initial Public Offering; and (iii) the CIBC Entities have in certain circumstances, a first priority to cause a portion of their Registrable Securities to be registered prior to the registration of the Registrable Securities of the other Holders.

  The Company is also obligated to file and maintain a shelf registration statement on Form S-3 pursuant to Rule 415 of the Securities Act for all Registrable Securities as expeditiously as possible after it is eligible to do so.

Shareholders Agreement

  Both the Shareholders Agreement and the Certificate of Incorporation of the Company initially establish an eleven member board of directors, consisting of six Class A/B Directors with one vote per director and five Class B Directors having three total votes (i.e., 0.6 vote per director). The Shareholders Agreement provides that, subject to the adjustments described below, (i) the CIBC Entities have the right to designate two Class A/B Directors; (ii) Regent Capital Partners and its affiliates (the "Regent Entities") have the right to designate two Class A/B Directors; (iii) Julius E. Talton, Julius E. Talton, Jr., James E. Lumpkin, and their affiliates (the "Talton Holders") have the right to designate one Class A/B Director, (iv) all other stockholders, except the EUF Holders, the Talton Holders, the CIBC Entities, the AmeriTel Holders (as defined in the Shareholders Agreement), and the Onyx Holders, have the right to designate one Class A/B Director, and (v) the EUF Holders have the right to designate five Class B Directors. The CIBC Entities and the Regent Entities lose the right to designate one Class A/B Director if their respective ownership of outstanding Common Stock falls below 7.5% (but remains at or above 5%). The CIBC Entities, the Regent Entities, and the Talton Holders each loses its right to designate any Class A/B Directors if their respective ownership of outstanding Common Stock falls below 5%. If the EUF Holders and the Onyx Holders collectively own less than 10% but at least 7.5%) of the outstanding Common Stock, the EUF Holders lose the right to designate two Class B Directors, the three Class B Directors that they remain entitled to designate will have a total of two votes, and all the holders of the outstanding Common Stock collectively acquire the right to designate one additional Class A/B Director with one full vote so as to maintain the total number of votes on the Board of Directors at nine (and the membership on the Board of Directors will be reduced to ten). If the EUF Holders and the Onyx Holders collectively own less than 7.5% (but at least 5%) of the outstanding Common Stock, the EUF Holders lose the right to designate an additional two Class B Directors, the Class B Director that they remain entitled to designate will have one full vote, and all the holders of the outstanding Common Stock collectively acquire the right to designate one additional Class A/B Director with one full vote so as to maintain the total number of votes on the Board of Directors at nine (and the membership on the Board of Directors will be reduced to nine). If the EUF Holders and the Onyx Holders collectively own less than 5% of the outstanding Common Stock, the EUF Holders lose the right to designate any directors, and all the holders of the outstanding Common Stock collectively acquire the right to designate one additional Class A/B Director with one full vote so as to maintain the total number of votes on the Board of Directors at nine (and the membership on the Board of Directors will remain at nine). In determining the percentage ownership of the EUF Holders and the Onyx Holders, the Class B Common Stock held by them is deemed to have been converted into shares of Class A Common Stock, and if one of the director designees of the EUF Holders is not a principal, of the Onyx Holders, then the Common Stock owned by the Onyx Holders is not considered in calculating the ownership percentages. Director designation rights are generally not assignable. However, in certain circumstances, the CIBC Entities may assign its designation rights in connection with a transfer of its Common Stock.

  Pursuant to the Shareholders Agreement, the Company has a right of first refusal with respect to most transfers of Common Stock and rights, warrants, options, convertible securities, or debt convertible into Common Stock (the "Common Stock Equivalents"). To the extent the Company does not fully exercise such right of first refusal, the stockholders generally have the right to purchase the offered Common Stock or Common Stock

Equivalents on a pro rata basis. Transfers to affiliates, testamentary transfers, and intestate succession are generally excluded from the Company's first refusal rights and any stockholder acquisition rights. In addition, the Shareholders Agreement establishes certain "tag-along" rights whereby if any holder of 10% or more of the fully diluted Common Stock or any EUF Holder proposes to sell any of its Common Stock, then the other stockholders have the right to require the proposed buyer to purchase from each of them a proportionate number of shares of Common Stock.

  The Shareholders Agreement also provides for certain "drag along rights" whereby any stockholder or group of stockholders owning Common Stock representing 60% or more of the toted amount of the outstanding Common Stock and warrants having a value in excess of their exercise price proposes to transfer all their Common Stock to any third party, such stockholders have the right to require all other holders to sell all of their Common Stock and Common Stock Equivalents to such third party. The Shareholders Agreement further provides that if a third party offers to acquire 75% to or more of all outstanding Common Stock and all warrants having a value in excess of their exercise price, and a holder or a group of holders owning 75% or more of the outstanding Common Stock plus such warrants proposes to accept such offer, then such holders desiring to accept such offer have the right to require all other holders of Common Stock and such warrants to sell to the third party their outstanding Common Stock and such warrants pro rata in accordance with such offer.

  The Shareholders Agreement terminates upon (i) the effective date of an Initial Public Offering by the Company resulting in at least $20.0 million in gross proceeds; (ii) the merger, consolidation, or reorganization of the Company, or the sale of all or substantially all of the assets of the Company, if, immediately following such transaction, the stockholders of the Company immediately prior to such transaction own less than a majority of the combined voting power to elect directors and the combined equity ownership interest in the surviving entity, or such surviving entity has publicly traded common stock not held by the parties to the Shareholders Agreement with a market value in excess of $30.0 million; or (iii) the written consent of the CIBC Entities, the Talton Holders, the Regent Entities, and the EUF Holders (but only so long as each such party is entitled to designate at least one member of the Board of Directors) and a majority in interest of the other stockholders; or (iv) with respect to any party, when such party no longer owns any capital stock of the Company.

                                    PART IV
                                    -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  (1) and (2)  The response to this portion of Item 14 is submitted as a separate section of this report on page 24.

       (a)  (3)          Exhibits.

   Exhibit
     No.                                     Description of Exhibit
-----------    --------------------------------------------------------------------------------
   2.1         Asset Purchase Agreement, dated as of August 21, 1997, among the Company,
               InVision Telecom, Inc., and Communications Central, Inc. (filed as Exhibit 2.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

   2.2         Contribution Agreement, dated as of December 20, 1996, among the Company, Richard
               C. Green, Jr., Robert K. Green, T.R. Thompson, Roger K. Sallee, and certain other stockholders, and AmeriTel Pay Phones, Inc. (filed as Exhibit 2.2 to the
               Company's Registration Statement No. 333-33639 and incorporated herein by reference).

   2.3         Contribution Agreement, dated as of December 20, 1996, among the Company, Julius
               E. Talton, Julius E. Talton, Jr., and James E. Lumpkin (filed as Exhibit 2.3 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

   2.4         Stock Acquisition Agreement, dated as of December 20, 1996, among the Company,
               Richard C. Green, Jr., Robert K. Green, T. R. Thompson, Roger K. Sallee, and
               certain other stockholders, and AmeriTel Pay Phones, Inc. (filed as Exhibit 2.4 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

   2.5         Stock Acquisition Agreement, dated as of December 20, 1996, among the Company,
               Julius E. Talton, Julius E. Talton, Jr., James E. Lumpkin, Carrie T. Glover,
               Talton Telecommunications Corporation, and Talton Telecommunications of Carolina,
               Inc. (filed as Exhibit 2.5 to the Company's Registration Statement No. 333-33639
               and incorporated herein by reference).

   3.1         Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the
               Company's Registration Statement No. 333-33639 and incorporated herein by reference).

   3.2         Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration
               Statement No. 333-33639 and incorporated herein by reference).

   3.3         Articles of Incorporation of AmeriTel Pay Phones, Inc., as amended (filed as
               Exhibit 3.3 to the Company's Registration Statement No. 333-33639 and
               incorporated herein by reference).

   3.4         Amended and Restated Bylaws of AmeriTel Pay Phones, Inc., (filed as Exhibit 3.4 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

   3.5         Articles of Incorporation of Talton Telecommunications Corporation as amended
               (filed as Exhibit 3.5 to the Company's Registration Statement No. 333-33639 and
               incorporated herein by reference).

   3.6         Amended and Restated Bylaws of Talton Telecommunications Corporation (filed as
               Exhibit 3.6 to the Company's Registration Statement No. 333-33639 and
               incorporated herein by reference).

   3.7         Articles of Incorporation of Talton Telecommunications of Carolina, Inc., as
               amended (filed as Exhibit 3.7 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

   3.8         Amended and Restated Bylaws of Talton Telecommunications of Carolina, Inc. (filed as Exhibit 3.8 to the Company's Registration Statement No. 333-33639 and
               incorporated herein by reference).

   3.9         Certificate of Incorporation of Talton STC, Inc. (filed as Exhibit 3.9 to the
               Company's Registration Statement No. 333-33639 and incorporated herein by reference).

  3.10         Bylaws of Talton STC, Inc. (filed as Exhibit 3.10 to the Company's Registration
               Statement No. 333-33639 and incorporated herein by reference).

  3.11         Certificate of Incorporation of Talton InVision, Inc. (filed as Exhibit 3.11 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

  3.12         Bylaws of Talton InVision, Inc. (filed as Exhibit 3.12 to the Company's
               Registration Statement No. 333-33639 and incorporated herein by reference).

   4.1         Indenture, dated as of June 27, 1997, between the Company and U.S. Trust Company of Texas, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

   4.2         Form of Note (contained in Indenture filed as Exhibit 4.2 to the Company's
               Registration Statement No. 333-33639 and incorporated herein by reference).

   4.3         Form of Subsidiary Guaranty (contained in Indenture filed as Exhibit 4.3 to the
               Company's Registration Statement No. 333-33639 and incorporated herein by reference).

   4.4         Registration Rights Agreement, dated as of June 27, 1997, between the Company and the Initial Purchaser (filed as Exhibit 4.4 to the Company's Registration
               Statement No. 333-33639 and incorporated herein by reference).

   4.5         Registration Rights Agreement, dated as of December 27, 1996, by and among the
               Company and certain Holders named therein (filed as Exhibit 4.5 to the Company's
               Registration Statement No. 333-33639 and incorporated herein by reference).

   4.6         Shareholders Agreement, dated as of December 27, 1996, by and among the Company and certain Persons named therein (filed as Exhibit 4.6 to the Company's
               Registration Statement No. 333-33639 and incorporated herein by reference).

   4.7         Warrant Agreement, dated as of December 27, 1996, between the Company and CIBC
               Wood Gundy Ventures, Inc. (filed as Exhibit 4.7 to the Company's Registration
               Statement No. 333-33639 and incorporated herein by reference).

   4.8         Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg
               L. Engles (filed as Exhibit 4.8 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

   4.9         Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg
               L. Engles (filed as Exhibit 4.9 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

  4.10         Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg
               L. Engles (filed as Exhibit 4.10 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

  4.11         Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx
               Talton Partners, L.P. (filed as Exhibit 4.11 to the Company's Registration
               Statement No. 333-33639 and incorporated herein by reference).

  4.12         Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx
               Talton Partners, L.P. (filed as Exhibit 4.12 to the Company's Registration
               Statement No. 333-33639 and incorporated herein by reference).

  4.13         Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx
               Talton Partners, L.P. (filed as Exhibit 4.13 to the Company's Registration
               Statement No. 333-33639 and incorporated herein by reference).

  4.14         Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph
               P. Urso (filed as Exhibit 4.14 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

  4.15         Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph
               P. Urso (filed as Exhibit 4.15 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

  4.16         Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph
               P. Urso (filed as Exhibit 4.16 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

  4.17         Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W.
               Follmer (filed as Exhibit 4.17 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

  4.18         Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W.
               Follmer (filed as Exhibit 4.18 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

  4.19         Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W.
               Follmer (filed as Exhibit 4.19 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

  10.1         Purchase Agreement dated as of June 27, 1997, between the Company and CIBC Wood
               Gundy Securities Corp. (filed as Exhibit 10.1 to the Company's Registration
               Statement No. 333-33639 and incorporated herein by reference).

  10.2         Amended and Restated Credit Agreement, dated as of July 30, 1997, among the
               Company, Canadian Imperial Bank of Commerce, CIBC Inc., and First Source
               Financial LLP (filed as Exhibit 10.2 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

  10.3         Asset Purchase Agreement, dated as of May 9, 1997, among the Company, Security
               Telecom Corporation, and William H. Ohland (filed as Exhibit 10.3 to the
               Company's Registration Statement No. 333-33639 and incorporated herein by reference).

  10.4         First Amendment to Asset Purchase Agreement, dated as of June 21, 1997, among the
               Company, Security Telecom Corporation, and William H. Ohland (filed as Exhibit
               10.4 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

  10.5         Employment Agreement, dated as of June 2, 1997, between the Company and John A.
               Crooks, Jr. (filed as Exhibit 10.5 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

  10.6         Consulting Agreement, dated as of December 27, 196, between the Company and James
               E. Lumpkin (filed as Exhibit 10.6 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

  10.7         Consulting Agreement, dated as of December 27, 1996, between the Company and
               Julius E. Talton (filed as Exhibit 10.7 to the Company's Registration Statement
               No. 333-33639 and incorporated herein by reference).

  10.8         Consulting and Strategic Services Agreement, dated as of December 27, 1996, between the Company and EUF Talton, L.P. (filed as Exhibit 10.8 to the Company's
               Registration Statement No. 333-33639 and incorporated herein by reference).

  10.9         Employment Agreement, dated as of December 27, 1996, between the Company and
               Julius E. Talton, Jr. (filed as Exhibit 10.9 to the Company's Registration
               Statement No. 333-33639 and incorporated herein by reference).

 10.10         Employment Agreement, dated as of December 27, 1996, between the Company and John
               R. Summers (filed as Exhibit 10.10 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

 10.11         Stock Option Letter, dated as of June 2, 1997, from the Company to John A.
               Crooks, Jr. (filed as Exhibit 10.11 to the Company's Registration Statement No.
               333-33639 and incorporated herein by reference).

 10.12         Employment Agreement, dated as of November 17, 1997, between the Company and
               Jeffrey D. Cushman (filed as Exhibit 10.12 to the Company's Registration
               Statement No. 333-33639 and incorporated herein by reference).

 12.1*         Computation of Ratio of Earnings to Fixed Charges.

 21.1*         Subsidiaries of the Company.

 23.2*         Consent of Deloitte & Touche LLP.

 23.3*         Consent of Arthur Andersen LLP.

 23.4*         Consent of Borland, Benefield, Crawford & Webster, P.C.

  25.1         Form T-1 Statement of Eligibility of Trustee (filed as Exhibit 25.1 to the
               Company's Registration Statement No. 333-33639 and incorporated herein by reference).

 27.1*         Financial Data Schedule.

  99.1         Form of Letter of Transmittal (filed as Exhibit 99.1 to the Company's
               Registration Statement No. 333-33639 and incorporated herein by reference).

  99.2         Form of Broker, Dealer Letter (filed as Exhibit 99.2 to the Company's
               Registration Statement No. 333-33639 and incorporated herein by reference).

  99.3         Form of Clients' Letter (filed as Exhibit 99.3 to the Company's Registration
               Statement No. 333-33639 and incorporated herein by reference).

  99.4         Form of Notice of Guaranteed Delivery (filed as Exhibit 99.4 to the Company's
               Registration Statement No. 333-33639 and incorporated herein by reference).

____________________
*    Filed herewith.

    (b)        Reports on Form 8-K.

               No reports on Form 8-K have been filed during 1997.

    (c) Exhibits -- The response to this portion of Item 14 is submitted as separate section of this report as indicated on pages 86 to 90.

    (d)        Financial Statement Schedules -- The response to this portion of
               Item 14 is submitted as a separate section of this report on page 72.

      The agreements set forth above described the contents of certain exhibits thereunto that are not included. Such exhibits will be furnished to the Commission upon request.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Talton Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TALTON HOLDINGS, INC.


                                   By:  /s/ TODD W. FOLLMER
                                        ---------------------------------------
                                        Todd W. Follmer
                                        Acting Chief Executive Officer,
                                        Vice President, Assistant Secretary,
                                        Assistant Treasurer

Date:  March 31, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

                     Signature                                       Title                           Date
                     ---------                                       -----                           ----

            /s/ RICHARD H. HOCHMAN
----------------------------------------------------                Director                    March 31, 1998
                Richard H. Hochman

            /s/ NINA E. MCLEMORE
----------------------------------------------------                Director                    March 31, 1998
                Nina E. McLemore

            /s/ JULIUS E. TALTON, SR.
----------------------------------------------------                Director                    March 31, 1998
                Julius E. Talton, Sr.

            /s/ DAVID A. SACHS
----------------------------------------------------                Director                    March 31, 1998
                David A. Sachs

            /s/ TODD W. FOLLMER
----------------------------------------------------                Director                    March 31, 1998
                Todd W. Follmer

----------------------------------------------------                Director
                Bruce I. Raben

            /s/ ROGER K. SALLEE
----------------------------------------------------                Director                    March 31, 1998
                Roger K. Sallee

            /s/ JOSEPH P. URSO
----------------------------------------------------                Director                    March 31, 1998
                Joseph P. Urso

            /s/ JAY R. LEVINE
----------------------------------------------------                Director                    March 31, 1998
                Jay R. Levine

            /s/ GREGG L. ENGLES
----------------------------------------------------                Director                    March 31, 1998
                Gregg L. Engles
                                                      Chief Financial Officer, Vice
                                                      President, Secretary and Treasurer        March 31, 1998
            /s/ JEFFREY D. CUSHMAN
----------------------------------------------------
                Jeffrey D. Cushman