Form 10-Q
period 1998-03-31
TALTON HOLDINGS INC
filed 1998-05-15
CIK 1030965

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                _______________

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to sections 13 of 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

                                      OR

[_] Transition report pursuant to sections 13 of 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to _________

                       Commission file number ______________

                             TALTON HOLDINGS, INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                            75-2680266
          (State or other jurisdiction of            (I.R.S. Employer
               incorporation or                     Identification No.)
                organization)

                                ______________

                   1209 W. North Carrier Parkway, Suite 300
                          Grand Prairie, Texas 75050
                                (972) 988-3737
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

                                ______________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of March 31, 1998, 15,800 shares of Class A common stock, par value $0.01 per share, were issued and outstanding and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits to the registrant's Registration Statement filed with the Securities and Exchange Commission (file no. 333-33639) have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    TALTON HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,         March 31,
                                                                                       1997                1998
                                                                                   -------------      --------------
                                                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................   $  7,777,996      $  1,419,304
  Accounts receivable............................................................     17,401,907        28,452,564
  Refundable income taxes........................................................        600,388           600,388
  Inventories....................................................................      1,690,930         2,421,038
  Prepaid expenses and other current assets......................................      2,309,661           366,944
  Deferred income tax asset......................................................      1,059,752         1,176,679
                                                                                    ------------      ------------
     Total current assets........................................................     30,840,634        34,436,917
PROPERTY AND EQUIPMENT...........................................................     24,007,039        25,933,115
INTANGIBLE AND OTHER ASSETS......................................................    134,540,767       133,044,746
                                                                                    ------------      ------------
     TOTAL.......................................................................   $189,388,440      $193,414,778
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      ============      ============
CURRENT LIABILITIES:
  Accounts payable...............................................................   $  6,933,874      $ 10,354,839
  Accrued expenses...............................................................     24,678,158        20,443,626
  Income taxes payable...........................................................                          186,544
  Current portion of long-term debt..............................................      5,545,363         6,484,175
                                                                                    ------------      ------------
     Total current liabilities...................................................     37,157,395        37,469,184
LONG-TERM DEBT...................................................................    160,040,938       169,040,938
OTHER LONG TERM LIABILITIES......................................................      1,150,000         1,241,667
DEFERRED INCOME TAXES............................................................      1,059,752         1,176,679
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value; 6,000 shares authorized, 5,925 shares
    issued and outstanding (cumulative liquidation value of $5,925,000)..........             59                59
  Common stock, $.01 par value; 50,000 shares authorized, 16,200 shares and 16,200 shares issued and outstanding as of
    December 31, 1997 and March 31, 1998, respectively...........................            162               162
  Additional paid-in capital.....................................................     22,036,963        21,918,463
  Accumulated deficit............................................................    (32,056,829)      (37,432,374)
                                                                                    ------------      ------------
     Total stockholders' deficit.................................................    (10,019,645)      (15,513,690)
                                                                                    ------------      ------------
     TOTAL.......................................................................   $189,388,440      $193,414,778
                                                                                    ============      ============

                See notes to consolidated financial statements.

                    TALTON HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                        THREE MONTH        THREE MONTH
                                                                       PERIOD ENDED       PERIOD ENDED
                                                                         MARCH 31,          MARCH 31,
                                                                           1997               1998
                                                                       ------------       ------------
OPERATING REVENUE...................................................   $  15,055,620      $  49,224,614
OPERATING EXPENSES:
  Telecommunication costs...........................................       6,195,214         20,086,682
  Facility commissions..............................................       4,004,916         15,773,247
  Field operations and maintenance..................................         587,928          2,032,553
  Selling, general and administrative...............................       1,095,613          4,082,828
  Depreciation......................................................         299,348          1,312,195
  Amortization of intangibles.......................................       2,219,754          6,526,433
                                                                       -------------      -------------
     Total operating expense........................................      14,402,773         49,813,938
                                                                       -------------      -------------
OPERATING INCOME (LOSS).............................................         652,847           (589,324)
OTHER (INCOME) EXPENSE:
  Interest expense, net.............................................       1,877,035          4,720,088
  Other, net........................................................          16,071           (146,555)
                                                                       -------------      -------------
     Total other (income) expense...................................       1,893,106          4,573,533
                                                                       -------------      -------------
LOSS BEFORE INCOME TAXES............................................      (1,240,259)        (5,162,857)
INCOME TAX EXPENSE..................................................          67,833            212,688
                                                                       -------------      -------------
NET LOSS............................................................   $  (1,308,092)     $  (5,375,545)
Preferred Stock Dividends...........................................         118,500            118,500
                                                                       -------------      -------------
NET LOSS APPLICABLE TO COMMON STOCK.................................   $  (1,426,592)     $  (5,494,045)
                                                                       =============      =============


                See notes to consolidated financial statements.

                    TALTON HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                          THREE MONTH     THREE MONTH
                                                                                         PERIOD ENDED     PERIOD ENDED
                                                                                           MARCH 31,        MARCH 31,
                                                                                             1997             1998
                                                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...............................................................................  $(1,308,092)    $ (5,375,545)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation........................................................................      299,348        1,312,195
    Amortization of intangible assets, including deferred financing costs and
     bond discount......................................................................    2,435,754        6,749,954
    Deferred income taxes...............................................................    (375,000)
    Changes in operating assets and liabilities, net of effects of acquisitions:
     Accounts receivable................................................................   (1,953,883)     (11,050,657)
     Inventories........................................................................      (16,321)        (569,917)
     Prepaid expenses and other assets..................................................     (352,800)         158,004
     Accounts payable...................................................................      764,032        3,420,965
     Accrued expenses...................................................................       (9,162)        (859,125)
     Income taxes.......................................................................     (624,933)         186,544
                                                                                         -------------   -------------
       Net cash used in operating activities............................................   (1,141,057)      (6,027,582)
                                                                                         -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in restricted cash............................................................                     1,919,312
 Capital expenditures...................................................................     (429,462)      (3,046,298)
 Cash outflows for acquisitions.........................................................                    (7,718,935)
                                                                                         -------------   -------------
       Net cash used in investing activities............................................     (429,462)      (8,845,921)
                                                                                         -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of debt.....................................................    1,700,000        9,000,000
 Repayment of debt......................................................................                       (11,189)
 Payment of preferred dividends.........................................................                      (474,000)
                                                                                         -------------   -------------
       Net cash provided by financing activities........................................    1,700,000        8,514,811
                                                                                         -------------   -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................      129,481       (6,358,692)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................................      294,494        7,777,996
                                                                                         -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD................................................  $   423,975     $  1,419,304
                                                                                         =============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest.................................................................  $   384,382     $  7,702,158
                                                                                         =============  ==============
 Cash paid for income taxes.............................................................  $ 1,060,500     $     26,144
                                                                                         =============  ==============
NONCASH TRANSACTIONS:
 Dividends payable......................................................................  $   118,500     $    118,500
                                                                                         =============  ==============
 Issuance of debt for acquisition of assets.............................................  $        --     $    950,000
                                                                                         =============  ==============

                See notes to consolidated financial statements.

                    TALTON HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of March 31, 1998 and for the three month period ended March 31, 1997 and 1998 of Talton Holdings, Inc. and Subsidiaries (the "Company") have been prepared by the Company without audit.

     In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows as of and for the respective periods, have been made. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's 1997 consolidated financial statements contained in its Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998.

     COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net loss reported in the statements of consolidated operations, since there were no other items of comprehensive income for the periods presented.

2. ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                                DECEMBER 31,        MARCH 31,
                                                                                    1997              1998
                                                                               --------------     --------------
                                                                                                    (UNAUDITED)
Trade accounts receivable, net of advance payments received of $187,647
 and $205,956 at December 31, 1997 and March 31, 1998, respectively.........       $21,809,811       $34,879,405
Advance commissions receivable..............................................           272,921           192,311
Receivables related to acquisitions.........................................           456,875
Universal service fund receivable...........................................                             565,698
Employees and other.........................................................           178,989           212,959
                                                                               ---------------    --------------
                                                                                    22,718,596        35,850,373
Less allowance for unbillable and uncollectible chargebacks.................        (5,316,689)       (7,397,809)
                                                                               ---------------    --------------
                                                                                   $17,401,907       $28,452,564
                                                                               ===============    ==============

     At December 31, 1997 and March 31, 1998, the Company had advanced commissions to certain inmate facilities of $1,290,732 and $1,052,889 (unaudited) which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                DECEMBER 31,             MARCH 31,
                                                                                    1997                    1998
                                                                           -------------------      -----------------
                                                                                                        (UNAUDITED)
Leasehold improvements.................................................        $       493,836         $      555,911
Telephone system equipment.............................................             24,480,777             27,161,115
Vehicles...............................................................                249,868                272,968
Office equipment.......................................................              1,075,751              1,548,509
                                                                           -------------------      -----------------
                                                                                    26,300,232             29,538,503
Less accumulated depreciation..........................................             (2,293,193)            (3,605,388)
                                                                           -------------------      -----------------
                                                                               $    24,007,039         $   25,933,115
                                                                           ===================      =================

4.  INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:

                                                                                DECEMBER 31,             MARCH 31,
                                                                                    1997                   1998
                                                                           -------------------      -----------------
                                                                                                        (UNAUDITED)
Intangible assets:
  Acquired telephone contracts............................................    $     59,064,429        $    61,003,475
  Noncompete agreements...................................................             403,611                568,611
  Deferred loan costs.....................................................           8,299,067              8,299,067
  Goodwill................................................................          79,970,642             83,162,862
  Other intangibles.......................................................             526,385                526,983
                                                                           -------------------     ------------------
                                                                                   148,264,134            153,560,998
 Less accumulated amortization............................................         (15,157,562)           (21,907,516)
                                                                           -------------------     ------------------
Total intangible assets...................................................         133,106,572            131,653,482
Deposits..................................................................             416,384                530,686
Other assets--noncurrent portion of commission advances to facilities.....           1,017,811                860,578
                                                                           -------------------     ------------------
                                                                              $    134,540,767        $   133,044,746
                                                                           ===================     ==================

5.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                                         DECEMBER 31,            MARCH 31,
                                                                                             1997                   1998
                                                                                     -------------------     ------------------
                                                                                                                (UNAUDITED)
           Facility commissions..................................................            $ 5,456,245           $ 6,956,002
           Billing and collection fees...........................................              1,148,171             1,424,740
           Uncollectible call chargebacks........................................                990,135             1,421,622
           Accrued acquisition and financing costs...............................              8,599,778             5,579,871
           Accrued interest......................................................              6,557,651             3,343,938
           Accrued excise taxes payable..........................................              1,166,003             1,144,222
           Accrued dividends on preferred stock..................................                474,000               118,500
           Other.................................................................                286,175               454,731
                                                                                     -------------------     ------------------
                                                                                             $24,678,158           $20,443,626
                                                                                     ===================   ===================

  The accrual for uncollectible call chargebacks represents a reserve for amounts collected from the various local exchange carriers ("LECs") or third-party billing services which are expected to be charged back to the Company in future periods.

6.  LONG-TERM DEBT

     The following is a summary of long-term debt:

                                                                                         DECEMBER 31,            MARCH 31,
                                                                                             1997                   1998
                                                                                     ------------------    -------------------
                                                                                                                (UNAUDITED)
               Senior Notes......................................................          $115,000,000           $115,000,000
               Senior Credit Agreement:
                  Revolving loan facility........................................             2,000,000              4,500,000
                  Term loan facility.............................................            48,500,000             55,000,000
               Note payable, with interest of 8.0%, due at maturity on
                 February 19, 1999 and subordinate to borrowings of
                 the Senior Notes and Senior Credit Agreement....................                                      950,000
               Other.............................................................                86,301                 75,113
                                                                                     ------------------    -------------------
                                                                                            165,586,301            175,525,113
               Less current portion of long-term debt............................            (5,545,363)            (6,484,175)
                                                                                    -------------------    -------------------
                                                                                           $160,040,938           $169,040,938
                                                                                    ===================    ===================

7.  ACQUISITIONS

     Effective January 1, 1998, the Company entered into an agreement to purchase substantially all of the net assets of the inmate payphone division of ILD Teleservices, Inc. for a cash purchase price of $2.6 million. The acquisition was funded with borrowings under the revolving and term loan agreement ("Senior Credit Agreement").

     Effective February 1, 1998, the Company entered into an agreement to purchase the stock of MOG Communications, Inc. for a cash purchase price of $1,925,000 and a note of $950,000. The acquisition was funded with borrowings under the Senior Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company derives substantially all of its revenues from its operation of inmate telecommunication systems located in correctional facilities in 43 states and the provision of related services. The Company enters into multi-year agreements with the correctional facilities, pursuant to which the Company serves as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, the Company pays a commission to the correctional facility based upon inmate telephone use. The Company installs and generally retains ownership of the telephones and the associated equipment and provides additional services to the correctional facility that are tailored to the specialized needs of the corrections industry and to the requirements of the individual correctional facility, such as call activity reporting and call blocking. The Company also generates revenues from public pay telephones that are ancillary to its inmate telephone business.

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

     The Company's principal operating expenses consist of (i) telecommunication costs; (ii) commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net revenues and are fixed for the term of the agreements with the facilities; (iii) field operations and maintenance costs, which consist primarily of field service on the Company's installed base of inmate telephones; and (iv) selling, general, and administrative costs. The Company pays monthly line and usage charges to regional Bell operating companies ("RBOCs") and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, on a per message or per minute usage rate based on the time and duration of the call. The Company also pays fees to RBOCs and other LECs and long distance carriers based on usage for long distance calls.

     The Company became the holding company for the operations of AmeriTel Pay Phones, Inc. and Talton Telecommunications Corporation and Subsidiary, effective December 1, 1996. The Company also acquired the operations of Tri-T, Inc. ("Tataka") on April 4, 1997, Security Telecom Corporation ("STC") on June 27, 1997, Correctional Communications Corporation ("CCC") on July 31, 1997, the inmate payphone division of Communications Central, Inc. ("InVision") on October 6, 1997, the inmate payphone division of North American InTeleCom ("NAI") on December 1, 1997, the inmate payphone division of Peoples Telephone Corporation ("PTC") on December 18, 1997, the inmate payphone division of ILD Teleservices, Inc. ("ILD") on January 1, 1998 and MOG Communications, Inc. ("MOG") on February 1, 1998 (collectively the "Acquisitions").

RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended March 31, 1997 and 1998, respectively, the results of operations of the Company.

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                       1997                      1998
                                                              ----------------------   -------------------------
                                                                            (DOLLARS IN THOUSANDS)
Operating revenues..........................................      $15,056      100.0%      $49,225        100.0%
Operating expenses:
 Telecommunication costs....................................        6,195       41.1        20,087         40.8
 Facility commissions.......................................        4,005       26.6        15,773         32.0
 Field operations and maintenance...........................          588        3.9         2,033          4.1
 Selling, general and administrative.......................         1,096        7.3         4,083          8.3
 Depreciation...............................................          299        2.0         1,312          2.7
 Amortization of intangibles................................        2,220       14.7         6,526         13.3
                                                              -----------   --------   ------------  -----------
Total operating expenses....................................       14,403       95.6        49,814        101.2
                                                              -----------   --------   ------------  -----------
Operating income (loss).....................................          653        4.4          (589)        (1.2)
Other (income) expense:
 Interest expense, net......................................        1,877       12.5         4,720          9.6
 Other, net.................................................           16        0.1          (146)        (0.3)
                                                              -----------   --------   ------------  -----------
Total other expense.........................................        1,893       12.6         4,574          9.3
                                                              -----------   --------   ------------  -----------
Loss before income taxes....................................       (1,240)      (8.2)       (5,163)       (10.5)
Income tax expense..........................................           68        0.5           213          0.4
                                                              -----------   --------   ------------  -----------
Net loss....................................................      $(1,308)      (8.7)%     $(5,376)       (10.9)%
                                                              ===========   ========   ============  ===========
EBITDA......................................................      $ 3,156       21.0%      $ 7,395         15.0%
                                                              ===========   ========   ============  ===========

 THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Operating Revenues. The Company's operating revenues increased by $34.1 million, or 226.9%, from $15.1 million for the three months ended March 31, 1997 to $49.2 million for the three months ended March 31, 1998. The increase in operating revenues was primarily due to acquisitions by the Company of STC, CCC, InVision, PTC, and NAI during 1997 and MOG and ILD acquisitions in the first quarter of 1998 and new contract installations. Specifically, the Company acquired inmate telephone contracts at 128 facilities in 14 states from STC; 23 facilities in 3 states from CCC; 568 facilities in 37 states from InVision; 82 facilities in 10 states from PTC's inmate telecommunications unit; 57 facilities in 5 states from NAI's inmate telecommunications unit; 28 facilities in 12 states from ILD; and 9 facilities in 2 states from MOG.

     Operating Expenses. Total operating expenses increased $35.4 million, from $14.4 million for the three months ended March 31, 1997 to $49.8 million for the three months ended March 31, 1998. Operating expenses as a percentage of operating revenues increased 5.6% from 95.6% for the three months ended March 31, 1997 to 101.2% for the three months ended March 31, 1998. The increase in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

     Telecommunication costs increased by $13.9 million, from $6.2 million for the three months ended March 31, 1997 to $20.1 million for the three months ended March 31, 1998. Telecommunication costs represented 41.1% of operating revenues for the three months ended March 31, 1997 and 40.8% of operating revenues for the three months ended March 31, 1998, a decrease of 0.3%. The dollar increase is primarily due to the acquisitions by the Company and the new contract installations. The decrease as a percentage of operating revenues is primarily due to lower billing and collection costs as a result of direct billing arrangements entered into with various major LECs and lower relative costs for long distance as a result of more favorable long distance agreements.

     Facility commissions increased by $11.8 million, from $4.0 million for the three months ended March 31, 1997 to $15.8 million for the three months ended March 31, 1998. Facility commissions represented 26.6% of operating revenues for the three months ended March 31, 1997 and 32.0% of operating revenues for the three months ended March 31, 1998, an increase of 5.4%. The increase is primarily due to higher commission rates for certain contracts associated with the Acquisitions.

     Field operations and maintenance costs increased by $1.4 million, from $0.6 million for the three months ended March 31, 1997 to $2.0 million for the three months ended March 31, 1998. Field operations and maintenance costs represented 3.9% of operating revenues for the three months ended March 31, 1997 and 4.1% of operating revenues for the three months ended March 31, 1998, an increase of 0.2%. The dollar increase is primarily due to the costs associated with servicing the acquired facilities and the new contract installations.

     Selling, general and administrative costs ("SG&A") increased by $3.0 million, from $1.1 million for the three months ended March 31, 1997 to $4.1 million for the three months ended March 31, 1998. SG&A represented 7.3% of operating revenues for the three months ended March 31, 1997 and 8.3% of operating revenues for the three months ended March 31, 1998, an increase of 1.0%. The increase in SG&A as a percentage of operating revenues is primarily due to the increased infrastructure required to integrate the Company's acquisitions during the integration phase and the Company's more aggressive sales efforts.

     Depreciation and Amortization. Total depreciation and amortization costs increased by $5.3 million, from $2.5 million for the three months ended March 31, 1997 to $7.8 million for the three months ended March 31, 1998. Depreciation and amortization costs represented 16.7% of operating revenues for the three months ended March 31, 1997 and 16.0% of operating revenues for the three months ended March 31, 1998, a decrease of 0.7%. The dollar increase is primarily due to additional amortization expense associated with the Acquisitions by the Company of inmate facility contracts.

     Operating Income (Loss). The Company's operating income decreased by $1.3 million, from $0.7 million for the three months ended March 31, 1997 to an operating loss of $0.6 million for the three months ended March 31, 1998, substantially due to the increase in amortization of intangibles. The Company's operating income margin decreased from 4.4% for the three months ended March 31, 1997 to a negative operating margin of 1.2% for the three months ended March 31, 1998 due to the factors described above.

     Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $2.7 million from $1.9 million for the three months ended March 31, 1997 to $4.6 million for the three months ended March 31, 1998. The increase was primarily due to interest expense associated with indebtedness incurred by the Company in connection with the Acquisitions.

     Net Loss. The Company's net loss increased by $4.1 million, from $1.3 million for the three months ended March 31, 1997 to $5.4 million for the three months ended March 31, 1998 as a result of the factors described above.

     EBITDA. EBITDA increased by $4.2 million from $3.2 million for the three months ended March 31, 1997 to $7.4 million for the three months ended March 31, 1998. EBITDA as a percentage of operating revenues decreased from 21.0% for the three months ended March 31, 1997 to 15.0% for the three months ended March 31, 1998 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $6.0 million for the three months ended March 31, 1998, as compared to $1.1 million for the three months ended March 31, 1997. Net cash used in operating activities consisted primarily of increases in accounts receivable associated with the addition of new inmate facility contracts.

     Cash used in investing activities was $8.8 million for the three months ended March 31, 1998, consisting primarily of cash outflows to purchase ILD and MOG and additional capital expenditures for new business activities, as compared to $0.4 million for the three months ended March 31, 1997.

     Cash provided by financing activities was $8.5 million for the three months ended March 30, 1998 consisting primarily of borrowings to fund the ILD and MOG acquisitions and additional capital expenditures for new business activities, as compared to $1.7 million for the three months ended March 31, 1997.

     As of March 31, 1998, the Company had approximately $176.8 of long-term indebtedness outstanding, a deficit in stockholders' equity of $15.5 million, and $1.4 million of cash.

     The Company expects that its principal sources of liquidity will be cash flow from operations and borrowings under the revolving loan commitment. The Company anticipates that its principal uses of liquidity will be to provide working capital, finance future acquisitions, and meet debt service requirements. Management expects that cash flow from operations along with additional borrowings under existing and future credit facilities will be sufficient to meet the Company's requirements for the remainder of 1998. The Company currently anticipates that interest payments of approximately $18.5 million per year through December 31, 2000 will be required under the terms of the Senior Notes and the Senior Credit Agreement. As of March 31, 1998, the Company has approximately $19.8 million of unused borrowing capacity under the Senior Credit Agreement. The Company anticipates that its primary capital expenditures for the remainder of 1998 will be approximately $8.0 million for capital items required to implement new contracts entered into by the Company.

     As of March 31, 1998, the Company had approximately $176.8 million of long-term indebtedness outstanding, including (i) $115.0 million of Senior Notes outstanding at an interest rate of 11.0%, (ii) $59.5 million of indebtedness from the Senior Credit Agreement and (iii) $2.3 million of other indebtedness consisting primarily of acquisition costs and capital leases.

     The Company intends to pursue additional acquisitions to expand its base of installed inmate telephones and consider acquisition opportunities from time to time. There can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing.

COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net loss reported in the statements of consolidated operations, since there were no other items of comprehensive income for the periods presented.

CHANGES IN ACCOUNTING STANDARDS

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," will become effective in 1998. This statement establishes standards for defining and reporting business segments. The Company is currently determining its reportable segments. The adoption of SFAS No. 131 will not affect the Company's consolidated financial position, results of operations or cash flows.

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

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimate, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This item is not applicable to the Registrant.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is from time to time a party to legal proceedings that arise in the ordinary course of business. Management does not believe that the resolution of any threatened or pending legal proceedings will have a material adverse affect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     This item is not applicable to the Registrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     There have been no matters to a vote of the holders of securities of the Company since the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits.

Exhibit
  No.                         Description of Exhibit
-------  ----------------------------------------------------------------------
   2.1 Asset Purchase Agreement, dated as of August 21, 1997, among the Company, Invision Telecom, Inc., and Communications Central, Inc. (filed as Exhibit 2.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

   2.2 Contribution Agreement, dated as of December 20, 1996, among the Company, Richard C. Green Jr., Robert K. Green, T.R. Thompson, Roger K. Sallee, and certain other stockholders, and AmeriTel Pay phones, Inc. (filed as Exhibit 2.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

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

   3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

  10.1 Purchase Agreement dated as of June 27, 1997, between the Company and CIBC Wood Grundy Securities Corp. (filed as Exhibit 10.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference.

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

  10.6 Consulting Agreement, dated as of December 27, 1996, between the Company and James E. Lumpkin (filed as Exhibit 10.6 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

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

 10.10 Stock Option Letter, dated as of June 2, 1997, from the Company to John A. Crooks, Jr. (filed as Exhibit 10.11 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

 10.11 Employment Agreement, dated as of November 17, 1997, between the Company and Jeffrey D. Cushman (filed as Exhibit 10.12 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

 27.1*    Financial Data Schedule.

____________________

*    Filed herewith.


     (b)  Reports on Form 8-K.

          No reports on Form 8-K have been filed during the period subject to this Quarterly Report on Form 10-Q.

     The agreements set forth above described the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.

                                SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TALTON HOLDINGS, INC.


                                    By:  /s/ TODD W. FOLLMER
                                         ---------------------------------------
                                         Todd W. Follmer
                                         Interim Chief Executive Officer


                                    By:  /s/ JEFFREY D. CUSHMAN
                                         ---------------------------------------
                                         Jeffrey D. Cushman
                                         Chief Financial Officer

Date: May 15, 1998