Form 10-Q
period 1998-06-30
TALTON HOLDINGS INC
filed 1998-08-14
CIK 1030965

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to sections 13 of 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

                                      OR

[ ] Transition report pursuant to sections 13 of 15(d) of the Securities Exchange Act of 1934
            For the transition period from _________ to ___________

                       Commission file number 333-33639

                                 EVERCOM, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                               75-2680266
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             --------------------

                              8201 Tristar Drive
                              Irving, Texas 75063
                                (972) 988-3737
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

                             --------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of June 30, 1998, 15,800 shares of Class A common stock, par value $0.01 per share, were issued and outstanding and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Exhibits to the registrant's Registration Statement filed with the Securities and Exchange Commission (file no. 333-33639) have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q.

                        EVERCOM, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                         PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements............................................   3

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................  10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk......  15


                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...............................................  16

Item 2.    Changes in Securities and Use of Proceeds.......................  16

Item 3.    Defaults Upon Senior Securities.................................  16

Item 4.    Submission of Matters to a Vote of Stockholders.................  16

Item 5.    Other Information...............................................  16

Item 6.    Exhibits and Reports on Form 8-K................................  16

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        EVERCOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,      JUNE 30,
                                                                                   1997            1998
                                                                               ------------    ------------
                                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................  $  7,777,996    $  4,519,242
  Accounts receivable........................................................    17,401,907      34,758,705
  Refundable income taxes....................................................       600,388         172,428
  Inventories................................................................     1,690,930       3,056,292
  Prepaid expenses and other current assets..................................     2,309,661         560,054
  Deferred income tax asset..................................................     1,059,752       1,239,025
                                                                               ------------    ------------
     Total current assets....................................................    30,840,634      44,305,746
PROPERTY AND EQUIPMENT.......................................................    24,007,039      27,726,212
INTANGIBLE AND OTHER ASSETS..................................................   134,540,767     126,720,376
                                                                               ------------    ------------
     TOTAL...................................................................  $189,388,440    $198,752,334
                                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable...........................................................  $  6,933,874    $ 17,428,607
  Accrued expenses...........................................................    24,678,158      24,474,793
  Income taxes payable.......................................................                       450,408
  Current portion of long-term debt..........................................     5,545,363      11,296,302
                                                                               ------------    ------------
     Total current liabilities...............................................    37,157,395      53,650,110
LONG-TERM DEBT...............................................................   160,040,938     164,218,290
OTHER LONG-TERM LIABILITIES..................................................     1,150,000       1,191,667
DEFERRED INCOME TAXES........................................................     1,059,752       1,239,025
COMMITMENTS AND CONTINGENCIES (See Notes)
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value; 6,000 shares authorized, 5,925 shares issued and outstanding (cumulative liquidation value
    of $5,925,000)...........................................................            59              59
  Common stock, $.01 par value; 50,000 shares authorized, 16,200 shares issued and outstanding as of December 31, 1997 and
    June 30, 1998, respectively..............................................           162             162

  Additional paid-in capital.................................................    22,036,963      21,799,963
  Accumulated deficit........................................................   (32,056,829)    (43,346,942)
                                                                               ------------    ------------
         Total stockholders' deficit.........................................   (10,019,645)    (21,546,758)
                                                                               ------------    ------------
         TOTAL...............................................................  $189,388,440    $198,752,334
                                                                               ============    ============

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                     THREE MONTH PERIOD ENDED       SIX MONTH PERIOD ENDED
                                                              JUNE 30,                    JUNE 30,
                                                    --------------------------    ---------------------------
                                                       1997           1998           1997            1998
                                                    -----------    -----------    -----------    ------------
OPERATING REVENUE.................................  $15,026,670    $54,380,134    $30,082,290    $103,604,748
OPERATING EXPENSES:
  Telecommunication costs.........................    6,210,369     23,706,103     12,405,583      43,792,785
  Facility commissions............................    4,155,797     17,571,587      8,160,713      33,344,834
  Field operations and maintenance................      577,750      1,714,105      1,165,678       3,746,658
  Selling, general and administrative.............    1,231,480      4,233,741      2,327,093       8,316,569
  Depreciation....................................      317,736      1,377,480        617,084       2,689,675
  Amortization of intangibles.....................    2,518,665      6,390,631      4,738,419      12,917,064
                                                    -----------    -----------    -----------    ------------
     Total operating expense......................   15,011,797     54,993,647     29,414,570     104,807,585
                                                    -----------    -----------    -----------    ------------
OPERATING INCOME (LOSS)...........................       14,873       (613,513)       667,720      (1,202,837)
OTHER (INCOME) EXPENSE:
  Interest expense, net...........................    2,054,850      5,043,547      3,931,885       9,763,635
  Other, net......................................      (35,287)       (12,400)       (19,220)       (158,955)
                                                    -----------    -----------    -----------    ------------
     Total other (income) expense.................    2,019,563      5,031,147      3,912,665       9,604,680
                                                    -----------    -----------    -----------    ------------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY LOSS...   (2,004,690)    (5,644,660)    (3,244,945)    (10,807,517)
INCOME TAX (BENEFIT) EXPENSE......................     (917,447)       269,908       (849,614)        482,596
                                                    -----------    -----------    -----------    ------------
NET LOSS BEFORE EXTRAORDINARY LOSS................   (1,087,243)    (5,914,568)    (2,395,331)    (11,290,113)
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT.........    4,395,681                     4,395,681
                                                    -----------    -----------    -----------    ------------
NET LOSS..........................................  $(5,482,924)   $(5,914,568)   $(6,791,012)   $(11,290,113)
Preferred Stock Dividends.........................      118,500        118,500        237,000         237,000
                                                    -----------    -----------    -----------    ------------
NET LOSS APPLICABLE TO COMMON STOCK...............  $(5,601,424)   $(6,033,068)   $(7,028,012)   $(11,527,113)
                                                    ===========    ===========    ===========    ============


                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                           SIX MONTH PERIOD
                                                                            ENDED JUNE 30,
                                                                    ------------------------------
                                                                        1997              1998
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................................   $ (6,791,012)     $(11,290,113)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation...................................................        617,084         2,689,675
  Amortization of intangible assets, including
    deferred financing costs and bond discount...................      5,110,365        13,581,766
  Extraordinary loss on debt extinguishment......................      4,395,681
  Deferred income taxes..........................................     (1,295,508)
  Changes in operating assets and liabilities,
    net of effects of acquisitions:
    Accounts receivable..........................................       (505,303)      (17,356,798)
    Inventories..................................................         41,541        (1,205,171)
    Prepaid expenses and other ..................................        (84,759)           43,202
    Accounts payable.............................................      1,569,933        10,494,733
    Accrued expenses.............................................       (113,274)        3,607,032
    Income taxes.................................................       (891,873)          878,368
                                                                    ------------      ------------
     Net cash provided by operating activities...................      2,052,875         1,442,694
                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in restricted cash.....................................                        1,919,312
 Capital expenditures............................................     (1,296,817)       (6,852,626)
 Cash outflows for acquisitions..................................    (10,367,497)       (8,272,425)
                                                                    ------------      ------------
     Net cash used in investing activities.......................    (11,664,314)      (13,205,739)
                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of debt..............................    118,200,000         9,000,000
 Repayment of advances...........................................     (1,188,671)
 Repayment of debt...............................................    (67,400,000)          (21,709)
 Payment of deferred financing and acquisition costs.............     (6,142,404)
 Payment of preferred dividends..................................                         (474,000)
                                                                    ------------      ------------
     Net cash provided by financing activities...................     43,468,925         8,504,291
                                                                    ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................     33,857,486        (3,258,754)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................        294,494         7,777,996
                                                                    ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................   $ 34,151,980      $  4,519,242
                                                                    ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest..........................................   $  3,734,387      $  8,806,228
                                                                    ============      ============
 Cash paid for income taxes......................................   $  1,192,215      $     26,144
                                                                    ============      ============
NONCASH TRANSACTIONS:
 Dividends payable...............................................   $    237,000      $    237,000
                                                                    ============      ============
 Issuance of stock for acquisition of assets.....................   $    900,000      $         --
                                                                    ============      ============
 Issuance of debt for acquisition of assets......................   $    300,000      $    950,000
                                                                    ============      ============
 Amounts payable for acquisition costs...........................   $  3,240,355      $         --
                                                                    ============      ============

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1997 and 1998 of Evercom, Inc. and Subsidiaries (formerly Talton Holdings, Inc.) (the "Company") have been prepared by the Company without audit.

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

2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                               DECEMBER 31,     JUNE 30,
                                                  1997            1998
                                               -----------     -----------
                                                               (UNAUDITED)
Trade accounts receivable, net of advance
   payments received of $187,647
   and $99,687 at December 31, 1997 and
   June 30, 1998, respectively                 $21,809,811     $41,918,193
Advance commissions receivable                     272,921         562,829
Receivables related to acquisitions                456,875
Universal service fund receivable                                  956,032
Employees and other                                178,989         271,324
                                               -----------     -----------
                                                22,718,596      43,708,378
Less allowance for unbillable and
   uncollectible chargebacks                    (5,316,689)     (8,949,673)
                                               -----------     -----------
                                               $17,401,907     $34,758,705
                                               ===========     ===========

     At December 31, 1997 and June 30, 1998, the Company had advanced commissions to certain inmate facilities of $1,290,732 and $1,338,295 (unaudited) which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                  DECEMBER 31,       JUNE 30,
                                                      1997             1998
                                                  -----------       -----------
                                                                    (UNAUDITED)

Leasehold improvements..........................  $   493,836       $   740,544
Telephone system equipment......................   24,480,777        29,508,686
Vehicles........................................      249,868           413,207
Office equipment................................    1,075,751         2,046,642
                                                  -----------       -----------
                                                   26,300,232        32,709,079
Less accumulated depreciation...................   (2,293,193)       (4,982,867)
                                                  -----------       -----------
                                                  $24,007,039       $27,726,212
                                                  ===========       ===========

4.  INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:

                                                  DECEMBER 31,      JUNE 30,
                                                     1997             1998
                                                  ------------    ------------
                                                                   (UNAUDITED)
Intangible assets:
  Acquired telephone contracts..................  $ 59,064,429    $ 61,564,226
  Noncompete agreements.........................       403,611         568,611
  Deferred loan costs...........................     8,299,067       8,299,067
  Goodwill......................................    79,970,642      83,162,862
  Other intangibles.............................       526,385         601,983
                                                  ------------    ------------
                                                   148,264,134     154,196,749
 Less accumulated amortization..................   (15,157,562)    (28,739,328)
                                                  ------------    ------------
Total intangible assets.........................   133,106,572     125,457,421
Deposits........................................       416,384         487,489
Other assets--noncurrent portion of
  commission advances to facilities.............     1,017,811         775,466
                                                  ------------    ------------
                                                  $134,540,767    $126,720,376
                                                  ============    ============

5.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                    DECEMBER 31,     JUNE 30,
                                                       1997            1998
                                                    -----------    -----------
                                                                   (UNAUDITED)

     Facility commissions.........................  $ 5,456,245    $ 6,110,318
     Billing and collection fees..................    1,148,171      2,162,334
     Uncollectible call chargebacks...............      990,135      1,810,064
     Accrued acquisition and financing costs......    8,599,778      5,026,381
     Accrued interest.............................    6,557,651      6,871,152
     Accrued excise taxes payable.................    1,166,003      1,837,684
     Accrued dividends on preferred stock.........      474,000        237,000
     Other........................................      286,175        419,860
                                                    -----------    -----------
                                                    $24,678,158    $24,474,793
                                                    ===========    ===========

     The accrual for uncollectible call chargebacks represents a reserve for amounts collected from the various local exchange carriers ("LECs") or third-party billing services which are expected to be charged back to the Company in future periods.

6.  LONG-TERM DEBT

     The following is a summary of long-term debt:

                                                  DECEMBER 31,     JUNE 30,
                                                      1997           1998
                                                  ------------   ------------
                                                                 (UNAUDITED)

     Senior Notes...............................  $115,000,000   $115,000,000
     Senior Credit Agreement:
        Revolving loan facility.................     2,000,000      4,500,000
        Term loan facility......................    48,500,000     55,000,000
     Note payable, with interest of 8.0%, due
       at maturity on February 19, 1999 and
       subordinate to borrowings of the Senior
       Notes and Senior Credit Agreement........                      950,000
     Other......................................        86,301         64,592
                                                  ------------   ------------
                                                   165,586,301    175,514,592
     Less current portion of long-term debt.....    (5,545,363)   (11,296,302)
                                                  ------------   ------------
                                                  $160,040,938   $164,218,290
                                                  ============   ============

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure on its loan under the Company's revolving and term loan agreement ("Senior Credit Agreement"). At June 30, 1998, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan at 7.5%, plus the applicable LIBOR margin.


7.  ACQUISITIONS

     Effective January 1, 1998, the Company entered into an agreement to purchase substantially all of the net assets of the inmate payphone division of ILD Teleservices, Inc. for a cash purchase price of $2.6 million. The acquisition was funded with borrowings under the Senior Credit Agreement.

     Effective February 1, 1998, the Company entered into an agreement to purchase the stock of MOG Communications, Inc. for a cash purchase price of $1.9 million and a note of $950,000. The acquisition was funded with borrowings under the Senior Credit Agreement.

8.  STOCK OPTIONS

     On June 30, 1998, the Company's Board of Directors adopted a Stock Incentive Plan (the "Plan"). The Plan provides for options to be granted to key employees and officers of the Company for the purchase of 161 shares of common stock at an exercise price of $2,000 per share. The options granted under the Plan have a vesting period of four to five years and expire after ten years from the date of grant.

     In connection with certain employment agreements in 1998, the Company granted 446 options to purchase common stock at an exercise price equal to the fair market value at the date of grant. The options vest ratably over the terms of the employment agreements and expire ten years from the date of issuance.

9.   SUBSEQUENT EVENTS

     On July 1, 1998, the Company entered into an agreement to purchase Saratoga Telephone Company for a cash purchase price of $2.0 million. The acquisition was funded with borrowings under the Senior Credit Agreement.

                                    ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company derives substantially all of its revenues from its operation of inmate telecommunication systems located in correctional facilities in 43 states and the provision of related services. The Company enters into multi-year agreements with the correctional facilities, pursuant to which the Company serves as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, the Company pays a percentage of its revenues from each correctional facility as a commission to that facility. The Company installs and generally retains ownership of the telephones and the associated equipment and provides additional services to the correctional facility that are tailored to the specialized needs of the corrections industry and to the requirements of the individual correctional facility, such as call activity reporting and call blocking. The Company also generates revenues from public pay telephones that are ancillary to its inmate telephone business.

     The Company became the holding company for the operations of AmeriTel Pay Phones, Inc. ("AmeriTel") and Talton Telecommunications Corporation and Subsidiary ("Talton Telecommunications"), effective December 1, 1996. The Company also acquired the operations of Tri-T, Inc. ("Tataka") on April 4, 1997, Security Telecom Corporation ("STC") on June 27, 1997, Correctional Communications Corporation ("CCC") on July 31, 1997, the inmate payphone division of Communications Central, Inc. ("InVision") on October 6, 1997, the inmate payphone division of North American InTeleCom ("NAI") on December 1, 1997, the inmate payphone division of Peoples Telephone Corporation ("PTC") on December 18, 1997, the inmate payphone division of ILD Teleservices, Inc. ("ILD") on January 1, 1998 and MOG Communications, Inc. ("MOG") on February 1, 1998 (collectively the "Acquisitions"). The Acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates and, accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in the operating results of the Company.

     The Company accumulates call activity data from its various installations and bills its revenues related to this call activity through major local exchange carriers ("LECs") or through third-party billing services. In addition, during the same period, the Company accrues the related telecommunications costs for validating, transmitting, billing and collection, and line and long-distance charges, along with commissions payable to the facilities and allowances for bad debts based on historical experience.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the three months and six months ended June 30, 1997 and 1998, respectively, the results of operations of the Company.

                                            THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------     --------------------------------------
                                             1997                 1998                  1997                1998
                                        ----------------   -----------------     -----------------   ------------------
                                                                   (DOLLARS IN THOUSANDS)

Operating revenues....................  $15,027    100.0%  $54,380    100.0%     $30,082    100.0%   $103,605    100.0%
Operating expenses:
 Telecommunication costs..............    6,210     41.3    23,706     43.6       12,405     41.2      43,793     42.3
 Facility commissions.................    4,156     27.7    17,572     32.3        8,161     27.1      33,345     32.2
 Field operations and maintenance.....      578      3.8     1,714      3.1        1,166      3.9       3,747      3.6
 Selling, general and administrative..    1,231      8.2     4,234      7.8        2,327      7.7       8,316      8.0
 Depreciation.........................      318      2.1     1,377      2.5          617      2.1       2,690      2.6
 Amortization of intangibles..........    2,519     16.8     6,391     11.8        4,738     15.8      12,917     12.5
                                        -------   ------   -------   ------      -------   ------    --------   ------
  Total operating expenses............   15,012     99.9    54,994    101.1       29,414     97.8     104,808    101.2
                                        -------   ------   -------   ------      -------   ------    --------   ------
Operating income (loss)...............       15      0.1      (614)    (1.1)         668      2.2      (1,203)    (1.2)
Other (income) expense:
 Interest expense, net................    2,055     13.6     5,043      9.3        3,392     13.1       9,764      9.4
 Other, net...........................      (35)    (0.2)      (12)    (0.0)         (19)    (0.1)       (159)    (0.1)
                                        -------   ------   -------   ------      -------   ------    --------   ------
Total other expense...................    2,020     13.4     5,031      9.3        3,913     13.0       9,605      9.3
                                        -------   ------   -------   ------      -------   ------    --------   ------
Loss before income taxes..............   (2,005)   (13.3)   (5,645)   (10.4)      (3,245)   (10.8)    (10,808)   (10.5)
Income tax expense (benefit)..........     (918)    (6.1)      270      0.5         (850)    (2.8)        483      0.4
                                        -------   ------   -------   ------      -------   ------    --------   ------
Loss before extraordinary loss........   (1,087)    (7.2)   (5,915)   (10.9)      (2,395)    (8.0)    (11,291)   (10.9)
Extraordinary loss....................    4,396     29.3                           4,396     14.6
                                        -------   ------   -------   ------      -------   ------    --------   ------
Net loss..............................  $(5,483)  (36.5)%  $(5,915)  (10.9)%     $(6,791)  (22.6)%   $(11,291)  (10.9)%
                                        =======   ======   =======   ======      =======   ======    ========   ======
EBITDA................................  $ 2,887     19.2%  $ 7,166     13.2%     $ 6,042     20.1%   $ 14,563     14.1%
                                        =======   ======   =======   ======      =======   ======    ========   ======

  THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Operating Revenues. The Company's operating revenues increased by $39.4 million, or 262.7%, from $15.0 million for the three months ended June 30, 1997 to $ 54.4 million for the three months ended June 30, 1998. The increase in operating revenues was primarily due to acquisitions by the Company of STC, CCC, Invision, PTC, and NAI during 1997, the acquisitions of MOG and ILD in the first quarter of 1998, and the addition of contracts covering new facilities. The Company acquired contracts for 905 facilities through acquisitions, winning new bids for new contracts for county and city facilities, as well as winning bids for new contracts in the states of North Carolina, North Dakota and Alaska. As of June 30, 1998, the Company served 2,046 correctional facilities in 43 states, of which 51 were private facilities.

     Operating Expenses. Total operating expenses increased $40.0 million, from $15.0 million for the three months ended June 30, 1997 to $55.0 million for the three months ended June 30, 1998. Operating expenses as a percentage of operating revenues increased 1.2% from 99.9% for the three months ended June 30, 1997 to 101.1% for the three months ended June 30, 1998. The increase in operating expenses as a percentage of revenues is primarily due to increased facility commissions and bad debt expense under contracts obtained by the Company through acquisitions.

     Telecommunication costs increased by $17.5 million, from $6.2 million for the three months ended June 30, 1997 to $23.7 million for the three months ended June 30, 1998. Telecommunication costs represented 41.3% of operating revenues for the three months ended June 30, 1997 and 43.6% of operating revenues for the three months ended June 30, 1998, an increase of 2.3%. The percentage increase is primarily due to higher bad debt expense associated with the contracts obtained by the Company through acquisitions.

     Facility commissions increased by $13.4 million, from $4.2 million for the three months ended June 30, 1997 to $17.6 million for the three months ended June 30, 1998. Facility commissions represented 27.7% of operating revenues for the three months ended June 30, 1997 and 32.3% of operating revenues for the three months ended June 30, 1998, an increase of 4.6%. The increase is primarily due to higher commission rates for contracts obtained by the Company through acquisitions.

     Field operations and maintenance costs increased by $1.1 million, from $0.6 million for the three months ended June 30, 1997 to $1.7 million for the three months ended June 30, 1998. Field operations and maintenance costs represented 3.8% of operating revenues for the three months ended June 30, 1997 and 3.1% of operating revenues for the three months ended June 30, 1998, a decrease of 0.7%. The dollar increase is primarily due to costs associated with servicing the acquired facilities and the new contract installations. The Company is integrating the field service and maintenance organizations of its acquired companies and anticipates additional reductions in this cost component as a percentage of revenue when the integration activities are complete, although there can be no assurance in this regard.

     Selling, general and administrative costs ("SG&A") increased by $3.0 million, from $1.2 million for the three months ended June 30, 1997 to $4.2 million for the three months ended June 30, 1998. SG&A represented 8.2% of operating revenues for the three months ended June 30, 1997 and 7.8% of operating revenues for the three months ended June 30, 1998, a decrease of 0.4%. The dollar increase in SG&A is primarily due to the increased infrastructure necessary to support the Company's acquisitions and the Company's more aggressive sales efforts.

     Depreciation and Amortization. Total depreciation and amortization costs increased by $5.0 million, from $2.8 million for the three months ended June 30, 1997 to $7.8 million for the three months ended June 30, 1998. Depreciation and amortization costs represented 18.9% of operating revenues for the three months ended June 30, 1997 and 14.3% of operating revenues for the three months ended June 30, 1998, a decrease of 4.6%. The dollar increase is primarily due to additional amortization expense associated with the acquisitions by the Company of inmate facility contracts. Amortization resulting from purchase accounting of the Company's acquisitions is, and will continue to be, a substantial portion of the Company's operating expenses and will increase if the Company consummates additional acquisitions.

     Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $3.0 million from $2.0 million for the three months ended June 30, 1997 to $5.0 million for the three months ended June 30, 1998. The increase was primarily due to interest expense associated with the indebtedness incurred by the Company in connection with the Acquisitions.

     Extraordinary Loss. The Company incurred an extraordinary loss of $4.4 million in 1997 due to the write-off of the unamortized deferred loan costs and the unamortized discount related to the senior subordinated notes originally issued by Canadian Imperial Bank of Commerce ("CIBC"), which were repaid in connection with the acquisitions of AmeriTel and Talton Telecommunications with the net proceeds of the June 1997 offering of $115,000,000 principal amount of 11% Senior Notes due 2007.

     Net Loss. The Company's net loss increased by $0.4 million, from $5.5 million for the three months ended June 30, 1997 to $5.9 million for the three months ended June 30, 1998 as a result of the factors described above.

     EBITDA. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") increased by $4.3 million from $2.9 million for the three months ended June 30, 1997 to $7.2 million for the three months ended June 30, 1998. EBITDA as a percentage of operating revenues decreased from 19.2% for the three months ended June 30, 1997 to 13.2% for the three months ended June 30, 1998 due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than operating income, net income or cash flows as an indicator of the Company's operating income.


SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     Operating Revenues. The Company's operating revenues increased by $73.5 million, or 244.2%, from $30.1 million for the six months ended June 30, 1997 to $103.6 million for the six months ended June 30, 1998. The increase in operating revenues was primarily due to acquisitions by the Company of STC, CCC, Invision,

PTC, and NAI during 1997, the acquisitions of MOG and ILD in the first quarter of 1998, and the addition of contracts covering new facilities. The Company acquired contracts for 905 facilities through acquisitions, winning new bids for new contracts for county and city facilities, as well as winning bids for new contracts in the states of North Carolina, North Dakota and Alaska. As of June 30, 1998, the Company served 2,046 correctional facilities in 43 states, of which 51 were private facilities.

     Operating Expenses. Total operating expenses increased $75.4 million, from $29.4 million for the six months ended June 30, 1997 to $104.8 million for the six months ended June 30, 1998. Operating expenses as a percentage of operating revenues increased 3.4 % from 97.8% for the six months ended June 30, 1997 to 101.2% for the six months ended June 30, 1998. The increase in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

     Telecommunication costs increased by $31.4 million, from $12.4 million for the six months ended June 30, 1997 to $43.8 million for the six months ended June 30, 1998. Telecommunication costs represented 41.2% of operating revenues for the six months ended June 30, 1997 and 42.3% of operating revenues for the six months ended June 30, 1998, an increase of 1.1%. The percentage increase is primarily due to higher bad debt expenses associated with the contracts acquired by the Company.

     Facility commissions increased by $25.1 million, from $8.2 million for the six months ended June 30, 1997 to $33.3 million for the six months ended June 30, 1998. Facility commissions represented 27.1% of operating revenues for the six months ended June 30, 1997 and 32.2% of operating revenues for the six months ended June 30, 1998, an increase of 5.1%. The increase is primarily due to higher commission rates for contracts obtained as a result of acquisitions.

     Field operations and maintenance costs increased by $2.5 million, from $1.2 million for the six months ended June 30, 1997 to $3.7 million for the six months ended June 30, 1998. Field operations and maintenance costs represented 3.9% of operating revenues for the six months ended June 30, 1997 and 3.6% of operating revenues for the six months ended June 30, 1998, a decrease of 0.3%. The dollar increase is primarily due to costs associated with servicing the acquired facilities and the new contract installations. The Company is integrating the field service and maintenance organizations of its acquired companies and anticipates a reduction in this cost component as a percentage of revenue when the integration activities are complete, although there can be no assurance in this regard.

     SG&A increased by $6.0 million, from $2.3 million for the six months ended June 30, 1997 to $8.3 million for the six months ended June 30, 1998. SG&A represented 7.7% of operating revenues for the six months ended June 30, 1997 and 8.0% of operating revenues for the six months ended June 30, 1998, an increase of 0.3%. The dollar increase in SG&A is primarily due to the increased infrastructure necessary to support the Company's acquisitions and the Company's more aggressive sales effort.

     Depreciation and Amortization. Total depreciation and amortization costs increased by $10.2 million, from $5.4 million for the six months ended June 30, 1997 to $15.6 million for the six months ended June 30, 1998. Depreciation and amortization costs represented 17.9% of operating revenues for the six months ended June 30, 1997 and 15.1% of operating revenues for the six months ended June 30, 1998, a decrease of 2.8%. The dollar increase is primarily due to additional amortization expense associated with the acquisitions by the Company of inmate facility contracts. Amortization resulting from purchase accounting of the Company's acquisitions is and will continue to be a substantial portion of the Company's operating expenses and will increase if the Company consummates the Acquisitions.

     Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $5.7 million from $3.9 million for the six months ended June 30, 1997 to $9.6 million for the six months ended June 30, 1998. The increase was primarily due to interest expense associated with the indebtedness incurred by the Company in connection with its acquisitions.

     Extraordinary Loss. The Company incurred an extraordinary loss of $4.4 million in 1997 due to the write-off of the unamortized deferred loan costs and the unamortized discount related to the senior subordinated notes originally issued by CIBC, which were repaid in connection with the acquisitions of AmeriTel and

Talton Telecommunications with the net proceeds of the June 1997 offering of $115,000,000 principal amount of 11% Senior Notes due 2007.

     Net Loss. The Company's net loss increased by $4.5 million, from $6.8 million for the six months ended June 30, 1997 to $11.3 million for the six months ended June 30, 1998 as a result of the factors described above.

     EBITDA. EBITDA increased by $8.6 million from $6.0 million for the six months ended June 30, 1997 to $14.6 million for the six months ended June 30, 1998. EBITDA as a percentage of operating revenues decreased from 20.1% for the six months ended June 30, 1997 to 14.1% for the six months ended June 30, 1998 due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligation and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than operating income, net income or cash flows as an indicator of the Company's operating income.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1.4 million for the six months ended June 30, 1998, as compared to $2.1 million provided by operating activities for the six months ended June 30, 1997. Net cash provided by operating activities consisted primarily of earnings before depreciation and amortization offset by working capital associated with the addition of new inmate facility contracts.

     Cash used in investing activities was $13.2 million for the six months ended June 30, 1998, as compared to $11.7 million for the six months ended June 30, 1997. Net cash used in investing activities consisted primarily of cash outflows for the Company's acquisitions of MOG and ILD and additional capital expenditures for new business activities.

     Cash provided by financing activities was $8.5 million for the six months ended June 30, 1998, as compared to $43.5 million for the six months ended June 30, 1997. Net cash provided by financing activities consisted primarily of borrowings under the Company's Senior Credit Facility to fund the MOG and ILD acquisitions and for additional capital expenditures for new business activities.

     As of June 30, 1998, the Company had approximately $176.7 million of long-term indebtedness outstanding, a deficit in stockholders' equity of $21.5 million, and $4.5 million of cash.

     The Company expects that its principal sources of liquidity will be cash flow from operations and borrowings under the revolving portion of the Senior Credit Agreement. The Company anticipates that its principal uses of liquidity will be to provide working capital, finance future acquisitions, and meet debt service requirements. Management expects that cash flow from operations along with additional borrowings under existing and future credit facilities will be sufficient to meet the Company's requirements for the remainder of 1998. The Company currently anticipates that interest payments of approximately $18.5 million per year through December 31, 2000 will be required under the terms of the Senior Notes and the Senior Credit Agreement. As of June 30, 1998, the Company has approximately $17.7 million of unused borrowing capacity under the Senior Credit Agreement. The Company anticipates that its primary capital expenditures for the remainder of 1998 will be approximately $6.0 million for capital items required to implement new contracts entered into by the Company and $4.8 million for future acquisitions.

     As of June 30, 1998, the Company had approximately $176.7 million of long-term indebtedness outstanding, including (i) $115.0 million of Senior Notes outstanding at an interest rate of 11.0%, (ii) $59.5 million of indebtedness from the Senior Credit Agreement and (iii) $2.2 million of other indebtedness consisting primarily of acquisition costs and capital leases.

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

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimate, which was derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


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

     The Company was unsuccessful in obtaining a Federal Board of Prisons contract and has appealed the award. There can be no assurances that the Company will be successful in appealing this award.


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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

  Exhibit
    No.                                Description of Exhibit
-----------    -----------------------------------------------------------------

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

    3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

    3.3* Certificate of Amendment to Restate Certificate of Incorporation of the Company, dated as of July 23, 1998.

    10.1 Purchase Agreement, dated as of June 27, 1997, between the Company and CIBC Wood Gundy Securities Corp. (filed as Exhibit
               10.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

    10.2 Amended and Restated Credit Agreement dated as of July 30, 1997, among the Company, Canadian Imperial Bank of Commerce, CIBC Inc., and First Source Financial LLP (filed as Exhibit 10.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

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

    10.5 Employment Agreement, dated as of June 2, 1997 between the Company and John A. Crooks, Jr. (filed as Exhibit 10.5 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

    10.6 Consulting Agreement, dated as of December 27, 1996 between the Company and James E. Lumpkin (filed as Exhibit 10.6 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

    10.7 Consulting Agreement, dated as of December 27, 1996 between the Company and Julius E. Talton (filed as Exhibit 10.7 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

    10.8 Consulting and Strategic Services Agreement, dated as of December 27, 1996 between the Company and EUF Talton, L.P. (filed as
               Exhibit 10.8 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

    10.9 Consulting Agreement, dated as of December 27, 1996 between the Company and Julius E. Talton, Jr. (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

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


--------------------

      *   Filed herewith.


     (b)  Reports on Form 8-K

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

                                        EVERCOM, INC.


                                        By:  /s/  TODD W. FOLLMER
                                             -----------------------------------
                                             Todd W. Follmer
                                             Chief Executive Officer



                                        By:  /s/  JEFFREY D. CUSHMAN
                                             -----------------------------------
                                             Jeffrey D. Cushman
                                             Chief Financial Officer



Date:  August 14, 1998