Form 10-Q
period 1998-09-30
EVERCOM INC
filed 1998-11-16
CIK 1030965

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998

                                       OR

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _________ to ___________

                        Commission file number 333-33639

                                 EVERCOM, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                               75-2680266
  (State or other jurisdiction                   (I.R.S. Employer
 of incorporation or organization)              Identification No.)


                                ---------------

                               8201 Tristar Drive
                              Irving, Texas 75063
                                 (972) 988-3737
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

                                ---------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of September 30, 1998, 15,900 shares of Class A common stock, par value $0.01 per share, were issued and outstanding and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

                         EVERCOM, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                         PAGE
                                                                                                       ---------
                                       PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.........................................................................   3
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................................  11
Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................................  19

                                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................  20
Item 2.    Changes in Securities and Use of Proceeds....................................................  20
Item 3.    Defaults Upon Senior Securities..............................................................  20
Item 4.    Submission of Matters to a Vote of Security Holders..........................................  20
Item 5.    Other Information............................................................................  20
Item 6.    Exhibits and Reports on Form 8-K.............................................................  21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         EVERCOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                         DECEMBER 31,              SEPTEMBER 30,
                                                                                             1997                      1998
                                                                                        -------------              -------------
                                                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................................    $  7,777,996               $  2,112,568
  Accounts receivable...............................................................      17,401,907                 43,786,720
  Refundable income taxes...........................................................         600,388                    410,625
  Inventories.......................................................................       1,690,930                  3,146,085
  Prepaid expenses and other current assets.........................................       2,309,661                    437,772
  Deferred income tax asset.........................................................       1,059,752                  1,286,080
                                                                                        ------------               ------------
     Total current assets...........................................................      30,840,634                 51,179,850
PROPERTY AND EQUIPMENT..............................................................      24,007,039                 29,245,257
INTANGIBLE AND OTHER ASSETS.........................................................     134,540,767                124,052,626
                                                                                        ------------               ------------
     TOTAL..........................................................................    $189,388,440               $204,477,733
                                                                                        ============               ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..................................................................    $  6,933,874               $ 24,538,281
  Accrued expenses..................................................................      24,678,158                 26,260,847
  Income taxes payable..............................................................                                    619,514
  Current portion of long-term debt.................................................       5,545,363                 10,947,318
                                                                                        ------------               ------------
     Total current liabilities......................................................      37,157,395                 62,365,960
LONG-TERM DEBT......................................................................     160,040,938                167,801,672
OTHER LONG-TERM LIABILITIES.........................................................       1,150,000                  1,291,667
DEFERRED INCOME TAXES...............................................................       1,059,752                  1,286,080
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Preferred stock, $.01 par value; 6,000 shares authorized, 5,925 shares issued and outstanding (cumulative liquidation value
    of  $5,925,000).................................................................              59                         59
  Common stock, $.01 par value; 50,000 shares authorized, 16,200 and 16,300 shares issued and outstanding as of December 31, 1997 and
    September 30, 1998, respectively................................................             162                        163

  Additional paid-in capital........................................................      22,036,963                 21,881,462
  Accumulated deficit...............................................................     (32,056,829)               (50,149,330)
                                                                                        ------------               ------------
     Total stockholders' deficit....................................................     (10,019,645)               (28,267,646)
                                                                                        ------------               ------------
     TOTAL..........................................................................    $189,388,440               $204,477,733
                                                                                        ============               ============

                See notes to consolidated financial statements.

                         EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                            THREE MONTH PERIOD ENDED               NINE MONTH PERIOD ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                         -----------------------------           -------------------------
                                                            1997               1998                1997              1998
                                                         ------------       ----------           ----------       ---------
OPERATING REVENUE....................................    $23,324,410        $60,564,379        $53,406,700        $164,169,127
OPERATING EXPENSES:
  Telecommunication costs............................      9,165,023         26,192,025         21,570,606          69,984,810
  Facility commissions...............................      6,258,410         18,638,901         14,419,123          51,983,735
  Field operations and maintenance...................      1,207,754          2,037,557          2,373,432           5,784,215
  Selling, general and administrative................      2,135,256          5,988,435          4,462,349          14,305,004
  Depreciation.......................................        454,743          1,543,809          1,071,827           4,233,484
  Amortization of intangibles........................      3,049,188          6,324,118          7,787,607          19,241,182
  Restructuring costs................................                         1,401,868                              1,401,868
                                                         -----------        -----------        -----------        ------------
     Total operating expense.........................     22,270,374         62,126,713         51,684,944         166,934,298
                                                         -----------        -----------        -----------        ------------
OPERATING INCOME (LOSS)..............................      1,054,036         (1,562,334)         1,721,756          (2,765,171)
OTHER (INCOME) EXPENSE:
  Interest expense, net..............................      3,388,445          4,904,852          7,320,330          14,668,487
  Other (income), net................................       (106,862)           (39,962)          (126,082)           (198,917)
                                                         -----------        -----------        -----------        ------------
     Total other (income) expense....................      3,281,583          4,864,890          7,194,248          14,469,570
                                                         -----------        -----------        -----------        ------------
LOSS BEFORE INCOME TAXES AND.........................     (2,227,547)        (6,427,224)        (5,472,492)        (17,234,741)
 EXTRAORDINARY LOSS..................................
INCOME TAX (BENEFIT) EXPENSE.........................        192,487            375,164           (657,127)            857,760
                                                         -----------        -----------        -----------        ------------
NET LOSS BEFORE EXTRAORDINARY LOSS...................     (2,420,034)        (6,802,388)        (4,815,365)        (18,092,501)
EXTRAORDINARY LOSS ON DEBT
 EXTINGUISHMENT......................................                                            4,395,681
                                                         -----------        -----------        -----------        ------------
NET LOSS.............................................     (2,420,034)        (6,802,388)        (9,211,046)        (18,092,501)
Preferred Stock Dividends............................        118,500            118,500            355,500             355,500
                                                         -----------        -----------        -----------        ------------
NET LOSS APPLICABLE TO COMMON STOCK..................    $(2,538,534)       $(6,920,888)       $(9,566,546)       $(18,448,001)
                                                         ===========        ===========        ===========        ============


                See notes to consolidated financial statements.

                         EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                             NINE MONTH PERIOD
                                                                                                            ENDED SEPTEMBER 30,
                                                                                                  ----------------------------------
                                                                                                        1997               1998
                                                                                                  ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss......................................................................................... $ (9,211,046)    $(18,092,501)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation....................................................................................    1,071,827        4,233,484
    Amortization of intangible assets, including deferred financing costs and
      bond discount.................................................................................    8,292,220       20,145,275
    Extraordinary loss on debt extinguishment.......................................................    4,395,681
    Deferred income taxes...........................................................................   (1,295,508)
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable...........................................................................   (3,414,072)     (26,534,813)
      Inventories...................................................................................      (43,034)      (1,278,164)
      Prepaid expenses and other....................................................................     (256,669)        (602,828)
      Accounts payable..............................................................................     (402,748)      17,604,407
      Accrued expenses..............................................................................    2,900,035        5,165,401
      Income taxes..................................................................................     (988,294)         809,277
                                                                                                     ------------     ------------
        Net cash provided by operating activities...................................................    1,048,392        1,449,538
                                                                                                     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 (Increase) Decrease in restricted cash.............................................................   (1,693,000)       1,919,312
 Capital expenditures...............................................................................   (4,456,785)     (10,302,164)
 Cash outflows for acquisitions.....................................................................  (21,576,079)     (10,470,803)
                                                                                                     ------------     ------------
        Net cash used in investing activities.......................................................  (27,725,864)     (18,853,655)
                                                                                                     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of debt.................................................................  118,200,000       15,000,000
 Repayment of advances..............................................................................     (850,400)
 Repayment of debt..................................................................................  (67,422,318)      (2,787,311)
 Payment of deferred financing and acquisition costs................................................   (6,956,703)
 Payment of preferred dividends.....................................................................                      (474,000)
                                                                                                     ------------     ------------
        Net cash provided by financing activities...................................................   42,970,579       11,738,689
                                                                                                     ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................................   16,293,107       (5,665,428)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD......................................................      294,494        7,777,996
                                                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD  .......................................................... $ 16,587,601     $  2,112,568
                                                                                                     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest  ........................................................................... $  3,764,113     $ 17,183,491
                                                                                                     ============     ============
 Cash paid for income taxes  ....................................................................... $  1,495,902     $    467,370
                                                                                                     ============     ============
NONCASH TRANSACTIONS:
 Dividends payable  ................................................................................ $    355,500     $    355,500
                                                                                                     ============     ============
 Issuance of stock for acquisition of assets  ...................................................... $    900,000     $          -
                                                                                                     ============     ============
 Issuance of debt for acquisition of assets  ....................................................... $    300,000     $    950,000
                                                                                                     ============     ============
 Amounts payable for acquisition costs  ............................................................ $  3,386,919     $          -
                                                                                                     ============     ============
 Exercise of common stock options issued in connection with acquisition  ........................... $          -     $    200,000
                                                                                                     ============     ============

                See notes to consolidated financial statements.

                         EVERCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

  The consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1997 and 1998 of Evercom, Inc. and subsidiaries (formerly Talton Holdings, Inc.) (the "Company") have been prepared by the Company without audit.

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

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect that it may have on the consolidated financial statements.

  SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed. SOP No. 98-1 is effective for fiscal years beginning after December 31, 1999. The Company believes that the adoption of this SOP will have no material effect on the financial position, results of operations or cash flows of the Company.

  COSTS OF START-UP ACTIVITIES

  In April 1998, the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 generally requires costs of start-up activities to be expensed instead of being capitalized and amortized. SOP 98-5 is effective for fiscal years beginning after December 31, 1999. The Company expects that the adoption of this pronouncement will have no material effect on the financial position, results of operations or cash flows of the Company.

2.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

                                                                                           DECEMBER 31,              SEPTEMBER 30,
                                                                                              1997                       1998
                                                                                         -------------              --------------
                                                                                                                      (UNAUDITED)
Trade accounts receivable, net of advance payments received of $187,647
   and $693,311 at December 31, 1997 and September 30, 1998, respectively  ............... $21,809,811                $49,518,894
Advance commissions receivable  ..........................................................     272,921                  1,765,586
Receivables related to acquisitions  .....................................................     456,875                    114,017
Universal service fund receivable  .......................................................                                828,204
Receivable from affiliate  ...............................................................                                135,424
Employees and other  .....................................................................     178,989                    563,308
                                                                                           -----------                -----------
                                                                                            22,718,596                 52,925,433
Less allowance for unbillable and uncollectible chargebacks  .............................  (5,316,689)                (9,138,713)
                                                                                           -----------                -----------
                                                                                           $17,401,907                $43,786,720
                                                                                           ===========                ===========

  At December 31, 1997 and September 30, 1998, the Company had advanced commissions to certain inmate facilities of $1,290,732 and $3,019,399 (unaudited) which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

3.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                                            DECEMBER 31,             SEPTEMBER 30,
                                                                                               1997                      1998
                                                                                           ------------              -------------
                                                                                                                      (UNAUDITED)
Leasehold improvements  .................................................................. $   493,836                $   826,031
Telephone system equipment  ..............................................................  24,480,777                 32,176,087
Vehicles  ................................................................................     249,868                    419,307
Office equipment  ........................................................................   1,075,751                  2,350,509
                                                                                           -----------                -----------
                                                                                            26,300,232                 35,771,934
Less accumulated depreciation  ...........................................................  (2,293,193)                (6,526,677)
                                                                                           -----------                -----------
                                                                                           $24,007,039                $29,245,257
                                                                                           ===========                ===========

4.  INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist of the following:

                                                                                          DECEMBER 31,              SEPTEMBER 30,
                                                                                              1997                      1998
                                                                                          ------------              ------------
                                                                                                                     (UNAUDITED)
Intangible assets:
  Acquired telephone contracts  .......................................................   $ 59,064,429              $ 63,337,702
  Noncompete agreements  ..............................................................        403,611                   568,611
  Deferred loan costs  ................................................................      8,299,067                 8,299,067
  Goodwill  ...........................................................................     79,970,642                84,416,834
  Other intangibles  ..................................................................        526,385                   601,982
                                                                                          ------------              ------------
                                                                                           148,264,134               157,224,196
 Less accumulated amortization  .......................................................    (15,157,562)              (35,302,837)
                                                                                          ------------              ------------
Total intangible assets  ..............................................................    133,106,572               121,921,359
Deposits  .............................................................................        416,384                   389,544
Universal service fund receivable - long term  ........................................                                  487,910
Other assets - noncurrent portion of commission advances to facilities  ...............      1,017,811                 1,253,813
                                                                                          ------------              ------------
                                                                                          $134,540,767              $124,052,626
                                                                                          ============              ============


5.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                                          DECEMBER 31,              SEPTEMBER 30,
                                                                                              1997                      1998
                                                                                          ------------              ------------
                                                                                                                     (UNAUDITED)
   Facility commissions  ..............................................................    $ 5,456,245               $ 7,313,712
   Billing and collection fees  .......................................................      1,148,171                 2,265,605
   Uncollectible call chargebacks  ....................................................        990,135                 4,241,752
   Accrued acquisition and financing costs  ...........................................      8,599,778                 5,085,566
   Accrued interest  ..................................................................      6,557,651                 3,273,613
   Accrued excise taxes payable  ......................................................      1,166,003                 1,738,793
   Accrued dividends on preferred stock  ..............................................        474,000                   355,500
   Accrued restructuring costs  .......................................................                                1,305,030
   Other  .............................................................................        286,175                   681,276
                                                                                           -----------               -----------
                                                                                           $24,678,158               $26,260,847
                                                                                           ===========               ===========

  The accrual for uncollectible call chargebacks represents a reserve for amounts collected from the various local exchange carriers ("LECs") or third-party billing services which are expected to be charged back to the Company in future periods.

6.  LONG-TERM DEBT

  The following is a summary of long-term debt:

                                                                                           DECEMBER 31,              SEPTEMBER 30,
                                                                                               1997                      1998
                                                                                           ------------              ------------
                                                                                                                     (UNAUDITED)

     Senior Notes  .....................................................................   $115,000,000              $115,000,000
     Senior Credit Agreement:
        Revolving loan facility  .......................................................      2,000,000                10,500,000
        Term loan facility  ............................................................     48,500,000                52,250,000
     Note payable, with interest of 8.0%, due at maturity on
       February 19, 1999 and subordinate to borrowings of
       the Senior Notes and Senior Credit Agreement  ...................................                                  950,000
     Other..............................................................................         86,301                    48,990
                                                                                           ------------              ------------
                                                                                            165,586,301               178,748,990
     Less current portion of long-term debt  ...........................................     (5,545,363)              (10,947,318)
                                                                                           ------------              ------------
                                                                                           $160,040,938              $167,801,672
                                                                                           ============              ============

     The term loan facility is due in quarterly installments of $2,750,000 in December 31, 1998, decreasing to $2,406,250 on March 31, 1999, and increasing to $3,093,750 on March 31, 2000, and $3,437,500 on March 31, 2001, with the remaining unpaid balance due on December 31, 2002.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Company's revolving and term loan agreement (the "Senior Credit Agreement"). At September 30, 1998, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the London Interbank Offering Rate ("LIBOR") portion of the term loan at 7.5%, plus the applicable LIBOR margin.


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

     Effective July 1, 1998, the Company entered into an agreement to purchase Saratoga Telephone Company for a cash purchase price of $2.0 million. The acquisition was funded with borrowings under the Senior Credit Agreement.


8.  STOCK OPTIONS

     On June 30, 1998, the Company's Board of Directors adopted a Stock Incentive Plan (the "Plan"). The Plan provides for options to be granted to key employees and officers of the Company for the purchase of 81 shares of common stock at an exercise price of $2,000 per share. The options granted under the Plan have a vesting period of four to five years and expire after ten years from the date of grant.

     In connection with certain employment agreements in 1998, the Company granted 396 options to purchase common stock at an exercise price of $2,000 per share. The options vest ratably over the terms of the employment agreements and expire ten years from the date of issuance.

     In connection with an employment agreement with an executive, the Company granted 500 options to purchase common stock at an exercise price of $2,000 per share. The options vest over three years and expire ten years from the date of issuance.

9.   COMMON STOCK

   In September 1998, an employee exercised his option, received in connection with a previous acquisition to purchase 100 shares of Class A Common Stock for $2,000 per share.

10.  RESTRUCTING COST

   In the third quarter of 1998, management authorized and committed to a plan of restructure. The plan provides for the consolidation of certain operations including the closing of a number of office locations and reducing the workforce by approximately 21 employees and certain management positions. Restructuring reserves were established totaling $1.4 million. Of this amount, $0.9 million was reserved for severance and related costs, $0.3 million for office leases and $0.2 million for legal and other costs.



                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements include all statements relating to future events and all statements of belief and opinion with respect to matters that are not historical facts. All forward-looking statements included in this Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update such forward-looking statements. The risks, uncertainties, and other factors to which forward-looking statements are subject include, among others, those set forth under the caption "Risk Factors" in the Prospectus of the Company dated September 10, 1998, which is available from the Securities and Exchange Commission at prescribed rates and at the Securities and Exchange Commission's website, www.sec.gov. Such risk factors include, without limitation, competitors with greater resources, risks associated with uncollectible accounts, and risks associated with anticipated growth. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, as a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, or achievements, and neither the Company nor any other person will be responsible for the accuracy or completeness of such forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative or such terms or other comparable terminology.

OVERVIEW

     The Company is the largest independent provider of collect, prepaid, and debit calling services to local, county, state, and private correctional facilities in the United States. As of September 30, 1998, the Company served 2,149 correctional facilities in 43 states, of which 50 were private facilities. The Company has a high level of market penetration in many states, providing inmate telecommunications services to over 75% of the county correctional facilities in seven states, and to over 50% of the county correctional facilities in an additional 12 states.

     Dennis L. Whipple became Chief Executive Officer, Chairman, and a Director of the Company in September 1998. From June 1995 until March 1998, Mr. Whipple served as President of ALLTEL Communications, Inc. Mr. Whipple served as Chief Executive Officer and President of Contel Cellular, Inc. from 1991 through 1995. Prior to joining Contel Cellular, Inc., Mr. Whipple held various positions with GTE from 1971 through 1991, most recently as Corporate Vice President of Marketing and Business Development.

     The Company derives substantially all of its revenues from its operation of inmate telecommunications systems located in correctional facilities in 43 states. The Company's inmate telecommunications services consist of collect call, prepaid, and debit card services. The Company enters into multi-year agreements (generally 3 to 5 years) with the correctional facilities, pursuant to which the Company serves as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, the Company pays a percentage of its revenue from each correctional facility as a commission to that facility. The Company installs and generally retains ownership of the telephones and the associated equipment and provides additional services to correctional facilities that are tailored to the specialized needs of the corrections industry and to the requirements of the individual correctional facility, such as call activity reporting and call blocking. The Company also generates revenues from public pay telephones that are ancillary to its inmate telephone business.

     The Company accumulates call activity data from its various installations and bills its revenues related to this call activity through LECs or through third-party billing services. In addition, the Company accrues the related telecommunications costs for validating, transmitting, billing and collection, and line and long-distance charges, along with commissions payable to the facilities, and allowances for uncollectible accounts based on historical experience.

     The Company's traditional inmate business consists of collect, prepaid and debit calling services provided to correctional facilities. The Company began providing validation, billing, and collections services for the inmate calls of a major regional bell operating company ("RBOC") in May of 1998. Under the terms of the agreement the Company acquires at a discount the related accounts receivable from the RBOC. When the receivables are purchased, the Company accepts responsibility for all uncollectible accounts and billing and collections costs, with no recourse to the RBOC. However, under the terms of the agreement, all purchased receivables must be processed and validated through the Company's call management and billing system. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the accounts receivable. Because the Company's revenues associated with this contract represent only a percentage of the face value of the receivable purchased, the associated uncollectible account expense and billing & collection fees represent a much higher percentage of revenue as compared to the Company's traditional inmate business. Consequently, the Company's telecommunication costs represent a higher percentage of revenue under this contract. The contract term is three years and has no minimum volume commitment. The Company pays no facility commission under this agreement.

     The Company's principal operating expenses consist of (i) telecommunication costs; (ii) commissions paid to correctional facilities, which are typically calculated as a percentage of either gross or net revenues, fixed for the term of the agreements with the facilities, and in some cases are subject to monthly minimum amounts; (iii) field operations and maintenance costs, which consist primarily of field service on the Company's installed base of inmate telephones; and (iv) selling, general, and administrative costs.

     Telecommunication Costs. The principal components of telecommunication costs are long distance transmission costs, local access costs, third party billing costs, and costs of uncollectible accounts. Historically, long distance costs have consisted of charges for minutes of use purchased from interexchange carriers ("IXCs"). The Company recently entered into an agreement to lease lines connecting urban areas and correctional facilities in the state of North Carolina. Given the Company's relatively high level of traffic in North Carolina, management believes that transmission via leased lines will be more economical than acquiring minutes of use. Local access charges consist of monthly line and usage charges paid to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, on a per message or per minute usage rate based on the time and duration of the call. Third party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. The Company believes that it experiences faster payments and lower expenses associated with uncollectible accounts when using direct billing than when using other billing service providers. Expenses associated with uncollectible accounts are a significant cost in providing inmate telecommunications services.

     Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with the facility. Commission rates are the principal basis of competition for obtaining and retaining contracts. Commissions paid by the Company as a percentage of its traditional inmate business revenues have increased from 26.8% in the third quarter of 1997 to 33.5% in the third quarter of 1998. This increase is primarily due to the higher facility commissions on contracts obtained by the Company through acquisitions, competition in larger facilities, and increased commission rates on renewals. Commissions are expected to gradually increase as a percentage of revenues in the future. The overall commission percentage to total revenue of 30.8% in the third quarter of 1998 includes the effect of the billing and collection services provided under the Company's agreement with a major RBOC under which no commissions are paid.

     Field Operations and Maintenance. Field operations and maintenance consist of maintenance costs associated with inmate phones and related equipment. These costs are relatively small and more constant components of operating expenses.

     Selling, general, and administrative ("SG&A") costs. SG&A expenses consist of corporate overhead and selling expense. These costs are also relatively small and more constant components of operating expenses. The Company's restructuring activities described below are expected to realize monthly savings of approximately approximately $200,000 of SG&A.

       Company History. The Company became the holding company for the operations of AmeriTel Pay Phones, Inc. ("AmeriTel") and Talton Telecommunications Corporation and subsidiary ("Talton Telecommunications"), effective December 1, 1996. The Company also acquired the operations of Tri-T, Inc. ("Tataka") on April 4, 1997, Security Telecom Corporation ("STC") on June 27, 1997, Correctional Communications Corporation ("CCC") on July 31, 1997, the inmate payphone division of Communications Central, Inc. ("Invision") on October 6, 1997, the inmate payphone division of North American InTeleCom ("NAI") on December 1, 1997, the inmate payphone division of Peoples Telephone Corporation ("PTC") on December 18, 1997, the inmate payphone division of ILD Teleservices, Inc. ("ILD") on January 1, 1998, MOG Communications, Inc. ("MOG") on February 1, 1998 and Saratoga Telephone Co. Inc. ("Saratoga") on July 1, 1998 (collectively, the "Acquisitions"). The Acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates and, accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in the operating results of the Company.

       Restructuring Costs. The Company is currently integrating its acquired operations into its existing operations, which resulted in a restructuring charge in September 1998 of $1.4 million. Management expects that these restructuring activities, which will include a reduction in the size of the Company's workforce and the closing of certain of the Company's offices, will result in monthly savings of approximately $200,000 to the Company, although there can be no assurance in this regard. See Note 10 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

  The following table sets forth, for the three months and nine months ended September 30, 1997 and 1998, respectively, the results of operations of the Company.

                                              THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------------    ------------------------------------------
                                               1997                     1998                     1997                      1998
                                     --------------------   -------------------------    -------------------    --------------------
                                                                            (DOLLARS IN THOUSANDS)

Operating revenues  ..................$23,324     100.0%       $60,564     100.0%       $53,407     100.0%     $164,169    100.0%
Operating expenses:
 Telecommunication costs  ............  9,165      39.3         26,192      43.3         21,571      40.4        69,985     42.6
 Facility commissions  ...............  6,258      26.8         18,639      30.8         14,419      27.0        51,984     31.7
 Field operations and maintenance  ...  1,208       5.2          2,038       3.4          2,373       4.4         5,784      3.5
 Selling, general and administrative..  2,135       9.1          5,988       9.9          4,462       8.3        14,305      8.7
 Depreciation  .......................    455       2.0          1,544       2.5          1,072       2.0         4,233      2.6
 Amortization of intangibles..........  3,049      13.1          6,324      10.4          7,788      14.6        19,241     11.7
 Restructuring costs  ................                           1,402       2.3                                  1,402      0.9
                                      -------     -----        -------     -----        -------     -----      --------   ------
  Total operating expenses  .......... 22,270      95.5         62,127     102.6         51,685      96.7       166,934    101.7
                                      -------     -----        -------     -----        -------     -----      --------   ------

Operating income (loss)  .............  1,054       4.5         (1,563)     (2.6)         1,722       3.3        (2,765)    (1.7)
Other (income) expense:
 Interest expense, net  ..............  3,388      14.5          4,905       8.1          7,320      13.7        14,669      8.9
 Other, net  .........................   (106)     (0.4)           (40)     (0.1)          (126)     (0.2)         (199)    (0.1)
                                      -------     -----        -------     -----        -------     -----      --------   ------
Total other (income) expense  ........  3,282      14.1          4,865       8.0          7,194      13.5        14,470      8.8
                                      -------     -----        -------     -----        -------     -----      --------   ------
Loss before income taxes  ............ (2,228)     (9.6)        (6,428)    (10.6)        (5,472)    (10.2)      (17,235)   (10.5)

Income tax expense (benefit)  ........    192       0.8            375       0.6           (657)     (1.2)          858      0.5
                                      -------     -----        -------     -----        -------     -----      --------   ------
Loss before extraordinary loss  ...... (2,420)    (10.4)        (6,803)    (11.2)        (4,815)     (9.0)      (18,093)   (11.0)

Extraordinary loss  ..................                                                    4,396       8.2
                                      -------     -----        -------     -----        -------     -----      --------   ------
Net loss  ............................$(2,420)    (10.4)%      $(6,803)    (11.2)%      $(9,211)    (17.2)%    $(18,093)   (11.0)%
                                      =======     =====        =======    ======        =======     =====      ========   ======

EBITDA  ..............................$ 4,664      20.0%       $ 6,345      10.5%       $10,708      20.0%     $ 20,908     12.7%
                                      =======     =====        =======    ======        =======     =====      ========   ======


 THREE MONTHS ENDED SEPTEMBER 30, 1998, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

  Operating Revenues. The Company's operating revenues increased by $37.3 million, or 159.7%, from $23.3 million for the three months ended September 30, 1997 to $60.6 million for the three months ended September 30, 1998. The increase in operating revenues was primarily due to acquisitions by the Company of CCC, Invision and PTC from July to December in 1997 and ILD, MOG and Saratoga in 1998. Since its inception, the Company has acquired contracts for 1,888 facilities through the Acquisitions and has added additional facilities by winning new contracts for county, local, and state facilities, including bids for new contracts in the states of North Carolina, North Dakota, and Alaska. As of September 30, 1998, the Company served 2,149 correctional facilities in 43 states, of which 50 were private facilities. The Company has been informed that the State of Alabama would not be renewing its contract with the Company. The Company estimates that this will result in lower revenue and EBITDA in fiscal year 1999 of $8.2 million and $1.5 million, respectively, when compared to fiscal year 1998.

  Operating Expenses. Total operating expenses increased by $39.8 million, or 178.5% from $22.3 million for the three months ended September 30, 1997 to $62.1 million for the three months ended September 30, 1998. Operating expenses as a percentage of operating revenues increased by 7.1% from 95.5% for the three months ended September 30, 1997 to 102.6% for the three months ended September 30, 1998. The increase in operating expenses as a percentage of revenues is primarily due to factors discussed below.

  Telecommunication costs increased by $17.0 million, from $9.2 million for the three months ended September 30, 1997 to $26.2 million for the three months ended September 30, 1998. Telecommunication costs represented 39.3% of operating revenues for the three months ended September 30, 1997 and 43.3% of operating revenues for the three months ended September 30, 1998, an increase of 4.0%. The Company's telecommunication costs in its traditional inmate business increased from 39.3% for the third quarter of 1997 to 41.0% for the third quarter of 1998. The percentage increase is due in part to higher levels of uncollectible accounts associated with the Company's acquisitions subsequent to June 30, 1997, which are located in geographic regions that exhibit higher uncollectible rates. The percentage increase is also due to the increase in competitive local exchange carrier ("CLEC") activity. These CLECs increased the Company's unbillable expenses, because in most cases the CLECs are unable to bill the Company's traffic. The Company is responding to this problem by offering prepaid services to these customers. The Company's overall telecommunication costs as a percentage of revenue of 43.3% for the third quarter of 1998 includes the effect of its billing and collection services provided to a major RBOC. These billing and collection services exhibit higher telecommunication costs as a percentage of revenue than the Company's traditional inmate business. For further discussion of these services provided to a major RBOC, please refer to the "Overview" in Item 2.

  Facility commissions increased by $12.3 million, from $6.3 million for the three months ended September 30, 1997 to $18.6 million for the three months ended September 30, 1998. Facility commissions represented 26.8% of operating revenues for the three months ended September 30, 1997 and 30.8% of operating revenues for the three months ended September 30, 1998, an increase of 4.0%. The commission rates paid by the Company as a percent of its traditional inmate business revenues have increased from 26.8% in the third quarter of 1997 to 33.5% in the third quarter of 1998. This increase was primarily due to increased facility commissions under contracts obtained by the Company through acquisitions, the competition in larger facilities, and increased commission rates on renewals. Facility commissions are expected to gradually increase as a percentage of revenue in the future. The overall commission percentage to total revenue of 30.8% in the third quarter of 1998 includes the effect of the billing and collection services provided to a major RBOC as discussed in the "Overview" in Item 2.

  Field operations and maintenance costs increased by $0.8 million, from $1.2 million for the three months ended September 30, 1997 to $2.0 million for the three months ended September 30, 1998. Field operations and maintenance costs represented 5.2% of operating revenues for the three months ended September 30, 1997 and 3.4% of operating revenues for the three months ended September 30, 1998, a decrease of 1.8%. The dollar increase is primarily due to costs associated with servicing the acquired facilities and the new contract facilities. The Company is integrating the field service and maintenance organizations of its acquired companies.

  SG&A increased by $3.9 million, from $2.1 million for the three months ended September 30, 1997 to $6.0 million for the three months ended September 30, 1998. SG&A represented 9.1% of operating revenues for the three months ended September 30, 1997 and 9.9% of operating revenues for the three months ended September 30, 1998, an increase of 0.8%. The dollar increase in SG&A is primarily due to the increased infrastructure necessary to support the Acquisitions.

  Total depreciation and amortization costs increased by $4.4 million, from $3.5 million for the three months ended September 30, 1997 to $7.9 million for the three months ended September 30, 1998. Depreciation and amortization costs represented 15.1% of operating revenues for the three months ended September 30, 1997 and 12.9% of operating revenues for the three months ended September 30, 1998, a decrease of 2.2%. The dollar increase is primarily due to additional amortization expense associated with the inmate facility contracts acquired in the Acquisitions. Amortization resulting from purchase accounting of the Acquisitions is and will continue to be a substantial portion of the Company's operating expenses and will increase if the Company consummates other acquisitions.

  The Company is integrating its acquired operations into its existing operations, which resulted in a restructuring charge of $1.4 million in September 1998. Management expects that these consolidation activities, which include a reduction in the size of the Company's workforce and the closing of certain of the Company's offices, will result in monthly savings to the Company, although there can be no assurance in this regard.

  Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $1.6 million from $3.3 million for the three months ended September 30, 1997 to $4.9 million for the three months ended September 30, 1998. The increase was primarily due to interest expense associated with the indebtedness incurred by the Company in connection with the Acquisitions.

  Extraordinary Loss. The Company incurred an extraordinary loss of $4.4 million in 1997 due to the write-off of the unamortized deferred loan costs and the unamortized discount related to the senior subordinated notes originally issued by Canadian Imperial Bank of Commerce ("CIBC"), which were repaid in connection with the acquisitions of AmeriTel and Talton Telecommunications with the net proceeds of the June 1997 offering ("Offering") of $115,000,000 principal amount of 11% Senior Notes due 2007 ("Senior Notes").

  Net Loss. The Company's net loss increased by $4.4 million, from $2.4 million for the three months ended September 30, 1997 to $6.8 million for the three months ended September 30, 1998 as a result of the factors described above.

  EBITDA. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") increased by $1.6 million from $4.7 million for the three months ended September 30, 1997 to $6.3 million for the three months ended September 30, 1998. EBITDA as a percentage of operating revenues decreased from 20.0% for the three months ended September 30, 1997 to 10.5% for the three months ended September 30, 1998 due to the factors described above. Without consideration of the restructuring charge, the Company's EBITDA for the third quarter of 1998 would be $17.7 million, representing 12.7% of revenue. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flows as an indicator of the Company's operating income. Several of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

NINE MONTHS ENDED SEPTEMBER 30, 1998, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

  Operating Revenues. The Company's operating revenues increased by $110.8 million, or 207.4%, from $53.4 million for the nine months ended September 30, 1997 to $164.2 million for the nine months ended September 30, 1998. The increase in operating revenues was primarily due to acquisitions by the Company of STC, CCC, Invision, and PTC from July to December in 1997 and ILD, MOG and Saratoga in 1998. Since its inception the Company has acquired contracts for 1,888 facilities through the Acquisitions and has added additional facilities by winning new contracts for county, local, and state facilities, including bids for new contracts in the states of North Carolina, North Dakota, and Alaska. As of September 30, 1998 the Company served 2,149 correctional facilities in 43 states, of which 50 were private facilities. The Company has been informed that the State of Alabama would not be renewing its contract with the Company. The Company estimates that this will result in lower revenue and EBITDA in fiscal year 1999 of $8.2 million and $1.5 million, respectively, when compared to fiscal year 1998.

  Operating Expenses. Total operating expenses increased by $115.2 million, or 222.8%, from $51.7 million for the nine months ended September 30, 1997 to $166.9 million for the nine months ended September 30, 1998. Operating expenses as a percentage of operating revenues increased by 5.0% from 96.7% for the nine months ended September 30, 1997 to 101.7% for the nine months ended September 30, 1998. The increase in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

  Telecommunication costs increased by $48.4 million, from $21.6 million for the nine months ended September 30, 1997 to $70.0 million for the nine months ended September 30, 1998. Telecommunication costs represented 40.4% of operating revenues for the nine months ended September 30, 1997 and 42.6% of operating revenues for the nine months ended September 30, 1998, an increase of 2.2%. The Company's telecommunication costs in its traditional inmate business increased from 40.4% for the nine months ended September 30, 1997, to 41.3% for the nine months ended September 30, 1998. The percentage increase is due in part to higher levels of uncollectible accounts associated with the Company's acquisitions subsequent to June 30, 1997, which are located in geographic regions that exhibit higher uncollectible rates. The percentage increase is also due to increases in CLEC activity. These CLECs increased the Company's unbillable expense, because in most cases the CLECs are unable to bill the Company's traffic. The Company is responding to this problem by offering prepaid services to these customers. The Company's overall telecommunication costs as a percentage of revenues of 42.6%, includes the effect of its billing and collection services provided to a major RBOC. These billing and collection services exhibit higher telecommunication costs as a percentage of revenue than the Company's traditional inmate business. For further discussion of these services provided to a major RBOC, please refer to the "Overview" in Item 2.

  Facility commissions increased by $37.6 million, from $14.4 million for the nine months ended September 30, 1997 to $52.0 million for the nine months ended September 30, 1998. Facility commissions represented 27.0% of operating revenues for the nine months ended September 30, 1997 and 31.7% of operating revenues for the nine months ended September 30, 1998, an increase of 4.7%. The increase is primarily due to higher commission rates for contracts obtained as a result of the Acquisitions and higher commission rates resulting from competitive bid situations. The commission rates paid by the Company as a percentage of its traditional inmate business revenues have increased from 27.0% for the nine months ended September 30, 1997 to 32.9% for the nine months ended September 30, 1998. This increase was primarily due to increased facility commissions under contracts obtained by the Company through acquisitions, the competition in larger facilities, and increased commission rates on renewals. Facility commissions are expected to gradually increase as a percentage of revenue in the future. The overall commission percentage to total revenue of 31.7% for the nine months ended September 30, 1998 includes the effect of the billing and collection services provided to a major RBOC as discussed in the "Overview" in
Item 2.

  Field operations and maintenance costs increased by $3.4 million, from $2.4 million for the nine months ended September 30, 1997 to $5.8 million for the nine months ended September 30, 1998. Field operations and maintenance costs represented 4.4% of operating revenues for the nine months ended September 30, 1997 and 3.5% of operating revenues for the nine months ended September 30, 1998, a decrease of 0.9%. The dollar increase is primarily due to costs associated with servicing the acquired facilities and the new contract facilities. The Company is integrating the field service and maintenance organizations of its acquired companies.

  SG&A increased by $9.8 million, from $4.5 million for the nine months ended September 30, 1997 to $14.3 million for the nine months ended September 30, 1998. SG&A represented 8.3% of operating revenues for the nine months ended September 30, 1997 and 8.7% of operating revenues for the nine months ended September 30, 1998, an increase of 0.4%. The dollar increase in SG&A is primarily due to the increased infrastructure necessary to support the Acquisitions.

  Total depreciation and amortization costs increased by $14.6 million, from $8.9 million for the nine months ended September 30, 1997 to $23.5 million for the nine months ended September 30, 1998. Depreciation and amortization costs represented 16.6% of operating revenues for the nine months ended September 30, 1997 and 14.3% of operating revenues for the nine months ended September 30, 1998, a decrease of 2.3%. The dollar increase is primarily due to additional amortization expense associated with the inmate facility contracts acquired in the Acquisitions. Amortization resulting from purchase accounting of the Acquisitions is and will continue to be a substantial portion of the Company's operating expenses and will increase if the Company consummates other acquisitions.

  The Company is integrating its acquired operations into its existing operations, which resulted in a restructuring charge of $1.4 million in September 1998. Management expects that these consolidation activities, which include a reduction in the size of the Company's workforce and the closing of certain of the Company's offices, will result in monthly savings to the Company, although there can be no assurance in this regard.

  Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $7.3 million from $7.2 million for the nine months ended September 30, 1997 to $14.5 million for the nine months ended September 30, 1998. The increase was primarily due to interest expense associated with the indebtedness incurred in connection with the Acquisitions.

  Extraordinary Loss. The Company incurred an extraordinary loss of $4.4 million in 1997 due to the write-off of the unamortized deferred loan costs and the unamortized discount related to the senior subordinated notes originally issued by CIBC, which were repaid in connection with the acquisitions of AmeriTel and Talton Telecommunications with the net proceeds of the Offering.

  Net Loss. The Company's net loss increased by $8.9 million, from $9.2 million for the nine months ended September 30, 1997 to $18.1 million for the nine months ended September 30, 1998 as a result of the factors described above.

  EBITDA. EBITDA increased by $10.2 million from $10.7 million for the nine months ended September 30, 1997 to $20.9 million for the nine months ended September 30, 1998. EBITDA as a percentage of operating revenues decreased from 20.0% for the nine months ended September 30, 1997 to 12.7% for the nine months ended September 30, 1998 due to the factors described above. Without consideration of the restructuring charge, the Company's EBITDA for the nine months ended September 30, 1998 would be $22.3 million, representing 13.6% of revenue. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligation and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flows as an indicator of the Company's operating income. Several of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

LIQUIDITY AND CAPITAL RESOURCES

  The Company anticipates that its principal uses of cash will be for capital expenditures for new contracts, capital expenditures to renew existing contracts, capital expenditures for alternative network solutions, funding of working capital requirements, debt service requirements, and repayment of principal under the Senior Credit Agreement. The Company expects that its principal sources of funds will be cash flow from operations and borrowings under the Senior Credit Agreement.

  Net cash provided by operating activities was $1.4 million for the nine months ended September 30, 1998, as compared to $1.0 million provided by operating activities for the nine months ended September 30, 1997. Net cash provided by operating activities consisted primarily of earnings before depreciation and amortization offset by working capital requirements associated with the addition of new inmate facility contracts.

  Cash used in investing activities was $18.9 million for the nine months ended September 30, 1998, as compared to $27.7 million for the nine months ended September 30, 1997. Net cash used in investing activities consisted primarily of cash outflows for the Company's acquisitions of MOG, ILD and Saratoga and additional capital expenditures for new business activities.

  Cash provided by financing activities was $11.7 million for the nine months ended September 30, 1998, as compared to $43.0 million for the nine months ended September 30, 1997. Net cash provided by financing activities consisted primarily of borrowings under the Company's Senior Credit Agreement to fund the MOG, ILD and Saratoga acquisitions and for additional capital expenditures for new business activities.

  As of September 30, 1998, the Company had approximately $180.0 million of long-term indebtedness outstanding (including the current portion), a deficit in stockholders' equity of $28.3 million, and $2.1 million of cash.

  The Company expects that its principal sources of cash will be cash flow from operations and borrowings under the revolving portion of the Senior Credit Agreement. Management expects that cash flow from operations along with additional borrowings under existing and future credit facilities will be sufficient to meet the Company's requirements for the next 12 months. The Company currently anticipates that interest payments of approximately $19.0 million per year through December 31, 2000 will be required under the terms of the Senior Notes and the Senior Credit Agreement. As of September 30, 1998, the Company has approximately $11.7 million of unused borrowing capacity under the Senior Credit Agreement. The Company anticipates that its primary capital expenditures for the remainder of 1998 will be approximately $3.0 million for capital items required to implement new contracts entered into by the Company.

  As of September 30, 1998, the Company had approximately $180.0 million of long-term indebtedness outstanding (including the current portion), including
(i) $115.0 million of Senior Notes outstanding at an interest rate of 11.0%,
(ii) $62.8 million of indebtedness from the Senior Credit Agreement and (iii) $2.2 million of other indebtedness consisting primarily of acquisition costs and capital leases.

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


  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect that it may have on the consolidated financial statements.

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed. SOP No. 98-1 is effective for fiscal years beginning after December 31, 1999. The Company believes that the adoption of this SOP will have no material effect on the financial position, results of operations or cash flows of the Company.

  In April 1998, the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 generally requires costs of start-up activities to be expensed instead of being capitalized and amortized. SOP 98-5 is effective for fiscal years beginning after December 31, 1999. The Company expects that the adoption of this pronouncement will have no material effect on the financial position, results of operations or cash flows of the Company.

Information Systems and the Year 2000

   Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result, some of these systems will not operate correctly after 1999 because they may interpret "00" to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem."

   The Company believes that it has identified all significant computers, software applications, and related other equipment used in connection with its internal operations that will require modification to reduce the possibility of a material disruption to its business from the Year 2000 Problem. Internal resources and outside consultants are being used to make the required modifications and test Year 2000 compliance. The Company plans on completing the testing process of all significant applications by February 1999. This effort will be made by the Company's internal technical staff and outside consultants. The Company does not expect to incur material expenses related to this effort. In addition, the Company does not separately allocate costs associated with the Year 2000 Problem. These costs are expensed as incurred. The Company has also commenced the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expects to complete this process before the occurrence of any material disruption of its business. However, there can be no assurance in this regard.

   The Year 2000 Problem also affects some of the Company's customers and major suppliers of computers, software and other equipment. The Company has discussed the Year 2000 Problem with some of these customers and suppliers. However, the Company has limited or no control over the actions of these customers and suppliers. Accordingly, the Company cannot guarantee that these customers and suppliers will resolve any or all Year 2000 Problems. If the Company's customers and suppliers fail to resolve Year 2000 Problems, the Company's business could be materially disrupted and there could be a material adverse effect on the business. The Company has not yet formulated a Year 2000 contingency plan.

   The discussion of the Company's efforts and management's expectations relating to Year 2000 compliance constitutes forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software and unanticipated problems identified in the ongoing compliance review.

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

  From time to time, inmate telecommunications providers are parties to proceedings initiated by consumer protection advocates or individual call parties alleging that excessive rates are being charged with respect to inmate collect calls. One such proceeding is currently pending in the United States District Court in the State of Kentucky. The Company has not been named in the proceeding; however, the plaintiffs in such proceeding are seeking class action certification as to all inmate telecommunications providers as defendants, and all recipients of calls from inmate facilities, as plaintiffs. The proceeding is in its preliminary stages.

  In addition, the Company has received notice from two parties that certain features of the Company's call processor technology may infringe upon certain parties' patents.

  The Company was unsuccessful in obtaining a Federal Board of Prisons contract and has appealed the award. There can be no assurances that the Company will be successful in appealing this award.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  This item is not applicable to the Registrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There have been no matters to a vote of the holders of securities of the Company since the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

  Exhibit
    No.                        Description of Exhibit
  -------                      ----------------------
  3.1      Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

  3.2      Bylaws of the Company (filed as Exhibit 3.2 to the Company's
           Registration Statement No. 333-33639 and incorporated herein by reference).

  3.3 Certificate of Amendment to Restate Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

  10.1*    Letter Agreement, dated as of April 17, 1998, between the Company and
           Keith S. Kelson.

  27.1*    Financial Data Schedule.

--------
*  Filed herewith.

   The agreements set forth above described the contents of certain exhibits thereunto which are not included. However, such exhibits will be furnished to the Commission upon request.


      (b)    Reports on Form 8-K

             (1) On August 24, 1998, the Company filed a Form 8-K (pursuant to
                 Item 5 of Form 8-K) in connection with a press release issued by the Company on July 23, 1998 regarding the Company's name change to Evercom, Inc. and announcing Donald B. "Sandy" Vaello as Chief Operating Officer.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EVERCOM, INC.


                                        By: /s/  DENNIS L. WHIPPLE
                                            -----------------------
                                             Dennis L. Whipple
                                             Chief Executive Officer



                                        By: /s/  JEFFREY D. CUSHMAN
                                            ------------------------
                                            Jeffrey D. Cushman
                                            Chief Financial Officer



Date:  November 16, 1998