Form 10-Q/A
period 1998-09-30
EVERCOM INC
filed 1998-11-19
CIK 1030965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                         ------------------------------

                                  FORM 10-Q/A
                                Amendment  No. 1



(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         ------------------------------

                        COMMISSION FILE NUMBER 333-33639

                                 EVERCOM, INC.
             (Exact name of Registrant as specified in its charter)


             DELAWARE                                          75-2680266
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                            -----------------------

                               8201 TRISTAR DRIVE

                              IRVING, TEXAS  75063

                                 (972) 988-3737

  (Address, including zip code, and telephone number, including area code, of

                   Registrant's principal executive offices)

                            -----------------------

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

  As of September 30, 1998, 15,900 shares of Class A common stock, par value $0.01 per shares, were issued and outstanding and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

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

                         EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                            THREE MONTH PERIOD ENDED               NINE MONTH PERIOD ENDED
                                                                 SEPTEMBER 30,                          SEPTEMBER 30,
                                                         -----------------------------           -------------------------
                                                            1997               1998                1997              1998
                                                         ------------       ----------           ----------       ---------
OPERATING REVENUE....................................    $23,324,410        $60,564,379        $53,406,700        $164,169,127
OPERATING EXPENSES:
  Telecommunication costs............................      9,165,023         27,315,069         21,570,606          71,107,854
  Facility commissions...............................      6,258,410         18,638,901         14,419,123          51,983,735
  Field operations and maintenance...................      1,207,754          2,037,557          2,373,432           5,784,215
  Selling, general and administrative................      2,135,256          4,865,391          4,462,349          13,181,960
  Depreciation.......................................        454,743          1,543,809          1,071,827           4,233,484
  Amortization of intangibles........................      3,049,188          6,324,118          7,787,607          19,241,182
  Restructuring costs................................                         1,401,868                              1,401,868
                                                         -----------        -----------        -----------        ------------
     Total operating expense.........................     22,270,374         62,126,713         51,684,944         166,934,298
                                                         -----------        -----------        -----------        ------------
OPERATING INCOME (LOSS)..............................      1,054,036         (1,562,334)         1,721,756          (2,765,171)
OTHER (INCOME) EXPENSE:
  Interest expense, net..............................      3,388,445          4,904,852          7,320,330          14,668,487
  Other (income), net................................       (106,862)           (39,962)          (126,082)           (198,917)
                                                         -----------        -----------        -----------        ------------
     Total other (income) expense....................      3,281,583          4,864,890          7,194,248          14,469,570
                                                         -----------        -----------        -----------        ------------
LOSS BEFORE INCOME TAXES AND.........................     (2,227,547)        (6,427,224)        (5,472,492)        (17,234,741)
 EXTRAORDINARY LOSS..................................
INCOME TAX (BENEFIT) EXPENSE.........................        192,487            375,164           (657,127)            857,760
                                                         -----------        -----------        -----------        ------------
NET LOSS BEFORE EXTRAORDINARY LOSS...................     (2,420,034)        (6,802,388)        (4,815,365)        (18,092,501)
EXTRAORDINARY LOSS ON DEBT
 EXTINGUISHMENT......................................                                            4,395,681
                                                         -----------        -----------        -----------        ------------
NET LOSS.............................................     (2,420,034)        (6,802,388)        (9,211,046)        (18,092,501)
Preferred Stock Dividends............................        118,500            118,500            355,500             355,500
                                                         -----------        -----------        -----------        ------------
NET LOSS APPLICABLE TO COMMON STOCK..................    $(2,538,534)       $(6,920,888)       $(9,566,546)       $(18,448,001)
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

11.  RECLASSIFICATION

   The Company reclassified approximately $1,123,044 of billing and collections costs which were inadvertently classified as Selling, General and Administrative costs to Telecommunication costs from the amounts reported in the 10Q filed November 16, 1998. The reclassification had no effect on reported net income.


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

                                              THREE MONTHS ENDED SEPTEMBER 30,                   NINE MONTHS ENDED SEPTEMBER 30,
                                     ------------------------------------------------    ------------------------------------------
                                               1997                     1998                     1997                      1998
                                     --------------------   -------------------------    -------------------    --------------------
                                                                            (DOLLARS IN THOUSANDS)

Operating revenues  ..................$23,324     100.0%       $60,564     100.0%       $53,407     100.0%     $164,169    100.0%
Operating expenses:
 Telecommunication costs  ............  9,165      39.3         27,315      45.1         21,571      40.4        71,108     43.3
 Facility commissions  ...............  6,258      26.8         18,639      30.8         14,419      27.0        51,984     31.7
 Field operations and maintenance  ...  1,208       5.2          2,038       3.4          2,373       4.4         5,784      3.5
 Selling, general and administrative..  2,135       9.1          4,865       8.1          4,462       8.3        13,182      8.0
 Depreciation  .......................    455       2.0          1,544       2.5          1,072       2.0         4,233      2.6
 Amortization of intangibles..........  3,049      13.1          6,324      10.4          7,788      14.6        19,241     11.7
 Restructuring costs  ................                           1,402       2.3                                  1,402      0.9
                                      -------     -----        -------     -----        -------     -----      --------   ------
  Total operating expenses  .......... 22,270      95.5         62,127     102.6         51,685      96.7       166,934    101.7
                                      -------     -----        -------     -----        -------     -----      --------   ------

Operating income (loss)  .............  1,054       4.5         (1,563)     (2.6)         1,722       3.3        (2,765)    (1.7)
Other (income) expense:
 Interest expense, net  ..............  3,388      14.5          4,905       8.1          7,320      13.7        14,669      8.9
 Other, net  .........................   (106)     (0.4)           (40)     (0.1)          (126)     (0.2)         (199)    (0.1)
                                      -------     -----        -------     -----        -------     -----      --------   ------
Total other (income) expense  ........  3,282      14.1          4,865       8.0          7,194      13.5        14,470      8.8
                                      -------     -----        -------     -----        -------     -----      --------   ------
Loss before income taxes  ............ (2,228)     (9.6)        (6,428)    (10.6)        (5,472)    (10.2)      (17,235)   (10.5)

Income tax expense (benefit)  ........    192       0.8            375       0.6           (657)     (1.2)          858      0.5
                                      -------     -----        -------     -----        -------     -----      --------   ------
Loss before extraordinary loss  ...... (2,420)    (10.4)        (6,803)    (11.2)        (4,815)     (9.0)      (18,093)   (11.0)

Extraordinary loss  ..................                                                    4,396       8.2
                                      -------     -----        -------     -----        -------     -----      --------   ------
Net loss  ............................$(2,420)    (10.4)%      $(6,803)    (11.2)%      $(9,211)    (17.2)%    $(18,093)   (11.0)%
                                      =======     =====        =======    ======        =======     =====      ========   ======

EBITDA  ..............................$ 4,664      20.0%       $ 6,345      10.5%       $10,708      20.0%     $ 20,908     12.7%
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

  Operating Expenses. Total operating expenses increased by $39.8 million, or 179.0% from $22.3 million for the three months ended September 30, 1997 to $62.1 million for the three months ended September 30, 1998. Operating expenses as a percentage of operating revenues increased by 7.1% from 95.5% for the three months ended September 30, 1997 to 102.6% for the three months ended September 30, 1998. The increase in operating expenses as a percentage of revenues is primarily due to factors discussed below.

  Telecommunication costs increased by $18.1 million, from $9.2 million for the three months ended September 30, 1997 to $27.3 million for the three months ended September 30, 1998. Telecommunication costs represented 39.3% of operating revenues for the three months ended September 30, 1997 and 45.1% of operating revenues for the three months ended September 30, 1998, an increase of 5.8%. The Company's telecommunication costs in its traditional inmate business increased from 39.3% for the third quarter of 1997 to 42.2% for the third quarter of 1998. The percentage increase is due in part to higher levels of uncollectible accounts associated with the Company's acquisitions subsequent to June 30, 1997, which are located in geographic regions that exhibit higher uncollectible rates. The percentage increase is also due to the increase in competitive local exchange carrier ("CLEC") activity. These CLECs increased the Company's unbillable expenses, because in most cases the CLECs are unable to bill the Company's traffic. The Company is responding to this problem by offering prepaid services to these customers. The Company's overall telecommunication costs as a percentage of revenues of 45.1% for the third quarter of 1998 includes the effect of its billing and collection services provided to a major RBOC. These billing and collection services exhibit higher telecommunication costs as a percentage of revenue than the Company's traditional inmate business. For further discussion of these services provided to a major RBOC, please refer to the "Overview" in Item 2.

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

  SG&A increased by $2.8 million, from $2.1 million for the three months ended September 30, 1997 to $4.9 million for the three months ended September 30, 1998. SG&A represented 9.1% of operating revenues for the three months ended September 30, 1997 and 8.1% of operating revenues for the three months ended September 30, 1998, a decrease of 1.0%. The dollar increase in SG&A is primarily due to the increased infrastructure necessary to support the Acquisitions.

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

  EBITDA. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") increased by $1.6 million from $4.7 million for the three months ended September 30, 1997 to $6.3 million for the three months ended September 30, 1998. EBITDA as a percentage of operating revenues decreased from 20.0% for the three months ended September 30, 1997 to 10.5% for the three months ended September 30, 1998 due to the factors described above. Without consideration of the restructuring charge, the Company's EBITDA for the third quarter of 1998 would be $7.7 million, representing 12.8% of revenue. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flows as an indicator of the Company's operating income. Several of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

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

  Operating Expenses. Total operating expenses increased by $115.2 million, or 223.0%, from $51.7 million for the nine months ended September 30, 1997 to $166.9 million for the nine months ended September 30, 1998. Operating expenses as a percentage of operating revenues increased by 5.0% from 96.7% for the nine months ended September 30, 1997 to 101.7% for the nine months ended September 30, 1998. The increase in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

  Telecommunication costs increased by $49.5 million, from $21.6 million for the nine months ended September 30, 1997 to $71.1 million for the nine months ended September 30, 1998. Telecommunication costs represented 40.4% of operating revenues for the nine months ended September 30, 1997 and 43.3% of operating revenues for the nine months ended September 30, 1998, an increase of 2.9%. The Company's telecommunication costs in its traditional inmate business increased from 40.4% for the nine months ended September 30, 1997, to 42.0% for the nine months ended September 30, 1998. The percentage increase is due in part to higher levels of uncollectible accounts associated with the Company's acquisitions subsequent to June 30, 1997, which are located in geographic regions that exhibit higher uncollectible rates. The percentage increase is also due to increases in CLEC activity. These CLECs increased the Company's unbillable expense, because in most cases the CLECs are unable to bill the Company's traffic. The Company is responding to this problem by offering prepaid services to these customers. The Company's overall telecommunication costs as a percentage of revenues of 43.3% for the nine months ended September 30, 1998, includes the effect of its billing and collection services provided to a major RBOC. These billing and collection services exhibit higher telecommunication costs as a percentage of revenue than the Company's traditional inmate business. For further discussion of these services provided to a major RBOC, please refer to the "Overview" in Item 2.

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

  SG&A increased by $8.7 million, from $4.5 million for the nine months ended September 30, 1997 to $13.2 million for the nine months ended September 30, 1998. SG&A represented 8.3% of operating revenues for the nine months ended September 30, 1997 and 8.0% of operating revenues for the nine months ended September 30, 1998, a decrease of 0.3%. The dollar increase in SG&A is primarily due to the increased infrastructure necessary to support the Acquisitions.

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

  Extraordinary Loss. The Company incurred an extraordinary loss of $4.4 million in 1997 due to the write-off of the unamortized deferred loan costs and the unamortized discount related to the senior subordinated notes originally issued by Canadian Imperial Bank of Commerce, which were repaid in connection with the acquisitions of AmeriTel and Talton Telecommunications with the net proceeds of the June 1997 offering of $115,000,000 principal amount of 11% Senior Notes due 2007 ("Senior Notes").

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)    EXHIBITS

          Exhibit No.       Description of Exhibit
          -----------       ----------------------

          3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

          3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

          3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

          10.1 Letter Agreement, dated as of April 17, 1998, by and between the Company and Keith S. Kelson (filed as
                            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

          10.2* Talton Agreement, dated as of July 1, 1998, by and among the Company, Talton Network Services, Inc., Julius E. Talton, Julius E. Talton, Jr., and James
                            E. Lumpkin.

          27.1 Financial Data Schedule (filed as Exhibit 27.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

          -------------
          *  Filed herewith

     The agreements set forth above describe the contents of certain exhibits thereunto that are not included. However, such exhibits will be furnished to the Commission upon request.

          (b)    REPORTS ON FORM 8-K

                 (1) On August 24, 1998, the Company filed a Form 8-K (pursuant to Item 5 of Form 8-K) in connection with a press release issued by the Company on July 23, 1998 regarding the Company's name change to Evercom, Inc. and announcing Donald B. "Sandy" Vaello as Chief Operating Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         EVERCOM, INC.

                         By:  /s/ Dennis L. Whipple
                              ----------------------------------
                              Dennis L. Whipple
                              Chief Executive Officer

                         By:  /s/ Jeffrey D. Cushman
                              ----------------------------------
                              Jeffrey D. Cushman
                              Chief Financial Officer

Date:  November 18, 1998