Form 10-K
period 1998-12-31
EVERCOM INC
filed 1999-03-29
CIK 1030965

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

For the fiscal year ended December 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission File Number ______

                                 EVERCOM, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                    75-2680266
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                   Identification Number)


           8201 Tristar Drive
             Irving, Texas                                   75063
-----------------------------------------------   -----------------------------
(Address of Principal Executive Offices)                  (Zip Code)


      Registrant's telephone number, including area code --    972/988-3737
                                                            -------------------

Securities registered pursuant to Section 12(b) of the Act:


        Title of Each Class           Name of Each Exchange on Which Registered
-----------------------------------   -----------------------------------------
     11 % Series B Senior Notes                    Not Applicable
         Due June 30, 2007

Securities registered pursuant to Section 12(g) of the Act:


                                     None
-------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ] Not Applicable.

     As of December 31, 1998, the market value for the voting and non-voting common equity held by non-affiliates of the registrant was $0.

     As of March 15, 1999, 15,933 shares of Class A common stock, par value $0.01 per share, were issued and outstanding, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part IV of this Annual Report on Form 10-K:

1.  Registration Statement on Form S-4 (File No. 333-33639);

2.  Quarterly Report on Form 10-Q, dated as of August 14, 1998;

3.  Quarterly Report on Form 10-Q, dated as of November 16, 1998; and

4.  Quarterly Report on Form 10-Q/A, dated as of November 18, 1998.

                                 EVERCOM, INC.
                               Table of Contents
                                Form 10-K Report
                               December 31, 1998

Part I                                                                                                         Page
------

  Item 1.        Business......................................................................................  5

  Item 2.        Properties....................................................................................  13

  Item 3.        Legal Proceedings.............................................................................  13

  Item 4.        Submission of Matters to a Vote of Security Holders...........................................  13

Part II
-------

  Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters.........................  14

  Item 6.        Selected Financial Data.......................................................................  15

  Item 7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................................................  17

  Item 7A.       Quantitative and Qualitative Disclosures About Market Risk....................................  26

  Item 8.        Financial Statements and Supplementary Data...................................................  27

  Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................  84

Part III
--------

  Item 10.       Directors and Executive Officers of the Registrant............................................  85

  Item 11.       Executive Compensation........................................................................  87

  Item 12.       Security Ownership of Certain Beneficial Owners and Management................................  91

  Item 13.       Certain Relationships and Related Transactions................................................  92

Part IV
--------

  Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................  94

   Signatures..................................................................................................  98

                                     PART I
                                     ------

ITEM 1.    BUSINESS

General

        Evercom, Inc. (the "Company") is the largest independent provider of collect, prepaid, and debit calling services to local, county, state, and private correctional facilities in the U.S. As of December 31, 1998, the Company served 2,073 correctional facilities in 43 states.

        The Company's inmate telecommunications business consists of owning, operating, servicing, and maintaining a system of automated operator switches and telephones located in correctional facilities. Generally, inmates may make only collect, prepaid, and debit calls from correctional facilities, which generates revenue per phone line in excess of industry averages for a typical business phone line. The Company generally enters into multi-year agreements with correctional facilities pursuant to which the Company serves as exclusive provider of telecommunications services to inmates within the facility. In exchange for the exclusive service rights, the Company pays a percentage of its revenues from each correctional facility to that facility as a commission. Typically, the Company installs and retains ownership of the telephones and related equipment.

        Significant costs typically associated with providing telecommunication services to correctional facilities include uncollectible accounts, network, and billing expenses. The Company has developed an integrated call management and billing system to help control these expenses. This system limits inmates to collect, prepaid, or debit calls; validates and evaluates the payment history and account status of each number dialed; confirms that the destination number has not been blocked; and processes call records for billing through a third party. To facilitate billing, the Company has entered into 29 separate agreements with regional bell operating companies ("RBOCs") and local exchange carriers ("LECs"), allowing the Company to bill directly through the RBOCs and LECs rather than utilizing third party billing services. Management believes that direct billing arrangements expedite the billing and collections process and increases collectibility.

        The Company uses its experience in billing, collection, and control of uncollectible accounts to offer specialized billing and collection services to other inmate telecommunications service providers. In May 1998, the Company entered into a contract with a major RBOC, under which the Company performs all of the validation, billing, and collection services for the RBOC's inmate calls, and began processing call traffic under the contract. Under the terms of the contract, the Company receives call traffic from 428 facilities. In addition, the Company offers call processing services for a major interexchange carrier ("IXC"). The Company continues to pursue additional opportunities to market these services to RBOCs, LECs, IXCs, and other inmate telecommunications providers.

        The Company was formed in December 1996 to consummate the acquisitions of AmeriTel Pay Phones, Inc. ("AmeriTel") and Talton Telecommunications Corporation and its subsidiary ("Talton Telecommunications"). The Company was formed by Engles Urso Follmer ("EUF") Talton, an affiliate of Engles Urso Follmer Capital Corporation ("EUFCC"), a private investment banking and consulting firm. In addition to the acquisition of its predecessors, AmeriTel and Talton Telecommunications, the Company also acquired the operations of Tri-T, Inc. ("Tataka") on April 2, 1997, Security Telecom Corporation ("STC") on June 27, 1997, Correctional Communications Corporation ("CCC") on July 31, 1997, the inmate payphone division of Communications Central, Inc. ("InVision") on October 6, 1997, the inmate payphone division of North American InTeleCom ("NAI") on December 1, 1997, the inmate payphone division of Peoples Telephone Company ("PTC") on December 18, 1997, the inmate payphone division of ILD Teleservices, Inc. ("ILD") on January 1, 1998, MOG Communications, Inc. ("MOG") on February 1, 1998, and Saratoga Telephone Co. Inc. ("Saratoga") on July 1, 1998 (collectively, the "Acquisitions").

Special Note Regarding Forward-Looking Information

        Certain statements in this Annual Report on Form 10-K constitute forward-looking statements. These forward-looking statements are all statements that are not statements of historical fact or that might otherwise be considered opinion, belief, or projection. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. The risks, uncertainties, and other factors to which forward-statements are subject include, among others, those set forth under the caption "Risk Factors" in the Prospectus of the Company dated September 10, 1998, which is available from the Company, from the Securities and Exchange Commission at prescribed rates, and at the web-site www.sec.gov. Such factors include, without limitation, the following: competitors with greater resources; risks associated with uncollectible accounts; risks associated with anticipated growth; risks associated with market growth stagnating or declining; risks related to potential Year 2000 problems; lack of patents and possible infringements; technological change and new services; control by principal shareholders; changes in the telecommunications industry; availability of key personnel; and changes in, or the failure to comply with, governmental regulations. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

        In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, as a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, performance, or achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to the Company on the date hereof, and the Company is under no duty to update any of the forward-looking statements after the date hereof.

Industry Overview

        The U.S. has one of the highest incarceration rates of any country in the world. According to U.S. Department of Justice statistics, the number of inmates incarcerated in federal and state prisons and in city and county correctional facilities increased from approximately 1.1 million at June 30, 1990 to approximately 1.8 million at June 30, 1998. Of this total, approximately two-thirds were housed in state and federal prisons, with the remainder in city and county facilities. The statistics also reflect that the number of inmates incarcerated in the U.S. increased by 4.4% between June 1997 and June 1998.

        The inmate telecommunications industry places unique demands on telecommunications systems and service providers. Security and public safety concerns associated with inmate telephone use require that correctional facilities use call processor technology, which allows the facilities to control inmate access to certain telephone numbers and to monitor inmate telephone activity. In addition, concerns regarding fraud and the called parties' failure to pay for inmate collect calls require systems and procedures unique to this industry.

        Inmate telephones in the U.S. are operated by a large and diverse group of service providers. Large telecommunications companies such as RBOCs, other LECs, and IXCs such as AT&T Corp. ("AT&T"), MCI WorldCom, and Sprint Corporation provide inmate telecommunications in addition to other services. In addition, independent public pay telephone and inmate telephone companies also focus on this market segment. The Company estimates that, as of December 31, 1998, the inmate telecommunications market represented approximately $1.6 billion in gross revenues annually.

        Companies compete for the right to serve as the exclusive provider of inmate calling services within a particular correctional facility. Most city or county correctional facilities (typically fewer than 250 beds) award contracts on a facility-by-facility basis, while most state prison systems award contracts on a system-wide basis. Generally, contracts are awarded pursuant to a competitive bidding process.

        The Company targets the corrections industry by tracking when the telecommunications contracts for significant inmate facilities in the U.S. are up for bid. The Company monitors which federal, state, county, and city contracts are coming up for renewal and how much revenue is expected to be generated by each of those contracts.

Operations

     Contracts

        The Company has contracts to provide inmate telecommunications services on an exclusive basis to correctional facilities ranging in size from small, municipal jails to large, state-operated facilities, as well as other types of confinement facilities, including juvenile detention centers, private correctional facilities, and halfway houses. The Company's contracts have multi-year terms, and typically contain renewal options. The Company's contracts generally provide for automatic renewal unless terminated by written notice a specified period of time before the end of a contract term.

     Marketing and Customer Service

        The Company has historically focused its marketing efforts on local and county correctional facilities. Local and county facilities house inmates for shorter durations than federal and state prisons and generally have higher inmate call volumes. The Company's competitors in bidding for contracts to serve local and county correctional facilities are usually small, regionally focused independent providers. For larger local and county correctional facility contracts, the Company may also compete with the local RBOC. In August 1998, the Company, in a relationship with Public Communications Services, Inc. ("PCS"), was awarded the federal contract for 14 Immigration and Naturalization Service ("INS") facilities, representing approximately 6,640 beds.

        The Company seeks new contracts by participating in competitive bidding processes and by negotiating directly with correctional facilities. The Company markets its inmate telecommunications services through a sales staff largely made up of former law enforcement officials and others with experience in the corrections and telecommunications industries who understand the specialized needs of correctional facilities. The Company's marketing strategy emphasizes the knowledge, experience, and reputation of the Company in the inmate telecommunications industry, its high level of service, and the additional specialized products and services offered by the Company to its correctional facility customers. In addition to conducting in-person sales calls on the operators of correctional facilities, the Company participates in trade shows and is active in local law enforcement associations.

        The Company provides and installs the inmate telephone system in each correctional facility at no cost to the operator of the facility and generally performs all maintenance activities. The Company utilizes a geographically dispersed staff of field service technicians and independent telecommunications services contractors, which allows the Company to respond quickly (typically within 24 hours) to service interruptions. In addition, the Company has the ability to make some repairs remotely through electronic communication with the installed equipment without the need of an on-site service call.

     Products and Services

        The Company has developed its products and services to meet the needs of the inmate telecommunications market. The Company offers the following products and services as part of its core inmate telecommunications business:

     . Inmate Collect Call Services. The Company provides collect call services on an exclusive basis to its inmate facility customers during the term of the facility's contract. The majority of calls made by inmates from correctional facilities are collect calls, with the balance of the calls being prepaid and debit card calls. The Company's collect call revenues comprise a majority of the Company's total revenues.

     . Prepaid and Debit Card Services. The Company also provides both prepaid and debit card services to inmates and called parties. The Company sells debit cards to correctional facilities at a discount to their face value, which facilities in turn sell the cards at face value to inmates at those facilities. Prepaid call services allow the recipient of an inmate call to pay in advance for collect calls placed to the recipient, while debit card services allow inmates to pay in advance for telephone calls placed by that inmate. Both prepaid and debit card services have no associated uncollectible account expenses and minimal billing and collection costs. The Company's prepaid and debit card services revenues comprise a small percentage of the Company's revenues, but these revenues are expected to increase as a percentage of total revenue.

     . Billing Services. The Company uses its experience in billing and collections and management of uncollectible accounts to offer specialized billing and collection services for other inmate telecommunications service providers. The Company is pursuing opportunities to market these services to RBOCs, LECs, IXCs, and other inmate telecommunications providers. In May 1998, the Company entered into a contract with a major RBOC, under which the Company performs all of the validation, billing, and collection services for the RBOC's inmate calls, and began processing call traffic under this contract. Under the terms of the agreement, the Company acquires at a discount the related accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, billing and collections costs, with no recourse to the RBOC. However, under the terms of the agreement, all purchased receivables must be processed and validated through the Company's call management and billing system. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. The contract term is three years and has no minimum volume commitment.

     . Additional Value Added Services. The Company offers value added services on a customized, facility by facility basis. These services include the use of the Company's computer-based specialized law enforcement management system ("LEMS"), which includes jail management, victim notification, and prisoner profile software packages. LEMS is a key selling point for the Company to potential customers and will also be marketed to its existing customers. The Company also offers jail training services that include Company-sponsored training seminars for jail personnel on a variety of topics, including safety and fraud detection.

     Billing Arrangements

        The Company uses direct and third party billing agreements to bill and collect phone charges. Under direct billing agreements with LECs, the LEC includes collect call charges for the Company's services on the local telephone bill sent to the called party. The Company generally receives payment from the LEC for such calls 30 to 60 days after the end of the month in which the call is submitted to the LEC for billing. The payment received by the Company is net of a service fee, write-offs of uncollectible accounts, and an estimated reserve for future uncollectible accounts.

        Unlike many smaller independent service providers with lower telecommunications traffic, the Company has been able to enter into direct billing agreements in most of its markets because of the Company's high market penetration. The Company's increased telecommunications traffic has enabled the Company to enter into 29 direct billing arrangements that enabled the Company to direct bill approximately 89% of its operating revenues in December 1998. Management believes that direct billing agreements expedite the billing and collection process and increase collectibility.

        In the absence of a direct billing arrangement, the Company bills and collects its fees through a third-party billing and collection clearinghouse that in turn has a billing and collection agreement with the LEC. When the Company employs a third-party billing and collection clearinghouse, the account proceeds are forwarded by the various LECs to the clearinghouse, which then forwards the proceeds to the Company, less a processing fee that varies from 2% to 3% of billed revenues. The Company also has a central billing office that receives all call records and then enters them into the Company's call activity data base.

        The Company's specialized call management and billing system integrates its direct billing arrangements with LECs with its call blocking, validation, and customer inquiry procedures. Through the use of this system, the Company believes that it has incurred lower levels of expenses associated with uncollectible accounts than its competitors. This system has also provided the Company with the opportunity to market its billing and collection services to third parties. In May 1998 the Company entered into a contract with a major RBOC, under which the Company performs all of the validation, billing, and collection services for inmate call records supplied by the RBOC. In addition, the Company provides call processing services for a major IXC. The Company intends to pursue opportunities to market these systems to third parties such as RBOCs, LECs, IXCs, and other inmate telecommunication providers.

     Systems

        The Company currently utilizes a call management and billing system that consists of purchased and internally developed software applications on specialized equipment. This system limits inmates to collect, prepay, or debit calls, validates and verifies the payment history and account status of each number dialed for billing purposes, and confirms that the destination number has not been blocked. The Company also installs its internally developed call management system ("CAM") within new facilities that require special features such as call monitoring and recording capability.

        The Company's database of telephone numbers and call activity provides valuable data to assist the Company in reducing unbillable and uncollectible accounts and allows the Company to provide extensive call activity reports to correctional facilities and enforcement authorities. These include reports of frequently called numbers, calls of longer than normal duration, and calls by more than one inmate to the same number, which can assist law enforcement authorities in connection with ongoing investigations.

Other Operations

        The Company owns, operates, services, and maintains a system of microprocessor controlled public pay telephones that are ancillary to its inmate telecommunications business, and occasionally installs public pay telephones as an accommodation to, or pursuant to a contract requirement imposed by, its correctional facility customers.

Competition

        In the inmate telecommunications business, the Company competes with numerous independent providers of inmate telephone systems, RBOCs, LECs, and IXCs. Many of the Company's competitors are larger and better capitalized with significantly greater financial resources than the Company. The Company believes that the principal competitive factors in the inmate telecommunications industry are (i) rates of commissions paid to the correctional facilities; (ii) system features and functionality; (iii) system reliability and service; (iv) the ability to customize inmate call processing systems to the specific needs of the particular correctional facility; and (v) relationships with correctional facilities.

        Inmate telephones in the U.S. are operated by a large and diverse group of service providers. Large telecommunications companies such as RBOCs, other LECs, and IXCs such as AT&T, MCI WorldCom, and Sprint Corporation provide inmate telecommunications in addition to other services. In addition, independent public pay telephone and inmate telephone companies also focus on this market segment.

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

     Federal Regulation

        Prior to 1996, the federal government's role in the regulation of the inmate telephone industry was limited. The enactment of the Telecommunications Act of 1996 (the "Telecom Act"), however, marked a significant change in the scope of federal regulation of inmate telephone service. Section 276 of the Telecom Act directed the FCC to implement rules to overhaul the regulation of the provision of pay telephone service, which Congress defined to include the provision of inmate telephone service.

        Before adoption of the Telecom Act, LECs generally included inmate telephone operations as part of their regulated local exchange telephone company operations. This allowed the LECs to pool revenue and expenses from their monopoly local exchange operations with revenue and expenses from their inmate telephone operations. This commingling of operations made possible the subsidization of the LECs' inmate operations through other regulated revenues. The LECs were also able to shift certain costs from their inmate operations to their local exchange monopoly accounts. In particular, the LECs were able to pool the bad debt from their inmate operations with their other bad debt. Because inmate telephone providers act as their own carrier, they bear the risk of fraudulent calling and uncollectible calls and other bad debt. Bad debt is substantially higher in the inmate telephone industry than in other segments of the telecommunications industry. The LECs' practice of pooling bad debt shifts the high costs of bad debt from inmate telephone operations to the expense accounts of other LEC operations, presenting a vehicle for the cross-subsidization of the LECs' inmate operations, which, in turn, has allowed the LECs to offer commissions to correctional facilities that are significantly higher than those that independent inmate telephone providers can offer.

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

        To carry out its Congressional mandate, the FCC adopted regulations requiring all LECs to transfer their inmate telephone operations from their regulated accounts to the LECs' unregulated accounts no later than April 15, 1997. While the FCC's rules implementing Section 276 are designed to eliminate cross-subsidization and cost-shifting, there are significant questions regarding their ultimate effect. For example, it is unclear whether the FCC's rules will fully prevent the shifting of bad debt from inmate operations to the LECs' regulated accounts. Since the bad debt arises from the charges for collect calls, which have traditionally been regulated carrier activities, the FCC has not yet finally resolved exactly how the bad debt from inmate operations will be allocated between regulated and unregulated accounts.

        The FCC also addressed the one-time transfer of existing inmate telephone operation assets from the LECs' regulated accounts to the unregulated accounts established for inmate telephone operations. The FCC ordered the transfer of those assets at their net book value rather than at their fair market value. The inmate telecommunications industry had argued to the FCC that the transfer should be accomplished at the assets' fair market value, including the value of the contracts between the LECs' inmate operations and correctional facilities. The net book value of those assets is much lower than their fair market value. As a result of the below market valuation of the assets, the LECs' inmate telephone operations may be able to post nominally higher returns on their assets than they would otherwise be able to and hence relieve operating pressures for returns on assets. This also could result in a competitive advantage for the LECs with respect to access to capital markets compared with the Company and other independent inmate telephone providers.

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

        To ensure "fair compensation" for inmate telephone providers, the FCC held that it was not required to prescribe compensation for collect calls because inmate providers act as their own carriers and collect the revenue from those calls directly from called parties. The inmate telephone industry had argued to the FCC, however, that because of state-mandated ceilings on the rates for intrastate collect calls, inmate telephone providers could not recover adequate revenue for those calls, and accordingly, had sought an "inmate system compensation charge" in addition to the charges collected for carrying the call. See "--State Regulation."

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

        Many aspects of the FCC's rules implementing Section 276 are currently the subject of further proceedings by the FCC. In particular, two important issues are back before the FCC as the result of a court challenge in which the FCC voluntarily sought, and the court granted, a remand to the FCC for further proceedings. The first of those issues is the FCC's decision not to prescribe compensation for inmate collect calls. If the FCC ultimately decides to prescribe compensation, the Company could potentially benefit from the ability to collect additional revenue. It is not possible to predict whether the FCC will prescribe compensation and the degree to which the Company could benefit, if at all, would depend on the exact compensation scheme ultimately prescribed by the FCC for inmate collect calls.

        The second important issue before the FCC on remand is the FCC's decision to include only inmate telephone equipment and not the collect calling service itself in the inmate telephone services that the RBOCs must provide on a nonregulated basis. As a result of this ruling, the RBOCs have to some extent remained able to subsidize and discriminate in favor of their inmate calling operations. In particular, so long as the RBOCs can continue to define their inmate collect calling service as part of their regulated operations, they may be commingling that bad debt with bad debt from other services. It cannot be predicted how the FCC will rule on this issue on remand. However, if the FCC reverses its stance and defines nonregulated inmate calling services to include inmate collect calls, the Company could potentially benefit from a reduction in the ability of its RBOC competitors to subsidize and discriminate in favor of their inmate operations.

        Because of the further proceedings pending before the FCC, the ultimate effects of the rule changes mandated by the Telecom Act are uncertain. In particular, the extent to which the FCC's rules designed to eliminate subsidization and discrimination by the LECs prove to be effective will significantly affect the level of competition faced by the Company in the inmate telecommunications market.

        Apart from its proceedings to implement the Telecom Act, the FCC also adopted new regulations for interstate calls requiring inmate telephone service providers to announce to called parties, before the called party incurs any charges, that rate quotes may be obtained by dialing no more than two digits or remaining on the line. The Company must come into compliance with these new rules by October 1, 1999. The Company's existing systems already have the capability to perform this function. These new regulations could result in an increase in the Company's costs by slightly increasing the non-billable network hold time for interstate collect calls. Also, since the Company may comply with the new federal requirement by implementing rate disclosure on all calls, including intrastate calls, the new regulations may lead to slight increases in the costs for all inmate collect calls carried by the Company. In addition, the announcement of rate quotes may lead to called parties refusing to accept calls. The exact effect of the new regulations is difficult to predict as it will depend in large part on how frequently called parties opt to receive a rate quote.

        Significantly, the FCC adopted the rate disclosure option in lieu of the so-called "Billed Party Preference" proposal that had been pending before the FCC for several years. Under that plan, inmate telephone service providers would have been required to send their interstate inmate collect calls to the called party's pre-subscribed carrier, thereby bypassing the opportunity for the inmate telephone service provider to receive revenue from the calls. The Company believes that the rate quote regulations adopted by the Commission are a preferable alternative to Billed Party Preference, which would potentially have had a much more adverse effect on the Company's business.

     State Regulation

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

        In its rulemaking implementing the Telecom Act, the FCC declined to address these state rate ceilings. The FCC ruled that inmate telephone providers must first seek relief from the state rate ceilings at the state level. The outcome of any such proceedings at the state level, if undertaken, is uncertain. Further, it is uncertain whether the FCC would intervene or if so, how, in the event a state failed to provide relief. This issue is part of the currently pending FCC remand proceeding.

        In addition to imposing rate caps, the states regulate other aspects of the inmate calling industry. While the degree of regulatory oversight varies significantly from state to state, state regulations generally establish minimum technical and operating standards to ensure that public interest considerations are met. Among other things, most states have established rules that govern registration requirements, notice to called parties of the identity of the service provider in the form of postings or verbal announcements, and requirements for rate quotes upon request. In some jurisdictions, in order for the Company to operate its inmate telephones and public pay telephones, it is necessary to become certificated and to file tariffs with the appropriate state regulatory authority.

Tradenames

        The Company has two registered trademarks, Security Telecom Corporation(R) and STC(R) and has developed or acquired a number of additional unregistered tradenames that it uses in its business. Although the use of these trademarks and tradenames has created goodwill in certain markets, management does not believe that the loss of these trademarks and tradenames would have a material adverse effect on the Company's operations. The Company also has a registration application pending for the tradename Evercom and certain derivatives thereof.

Environmental

        The Company is subject to certain federal, state, and local environmental regulations. Management does not expect environmental compliance to have a material effect on the Company's capital expenditures, earnings, or competitive position in the foreseeable future.

Employees

        As of December 31, 1998, the Company had approximately 316 employees.

ITEM 2.    PROPERTIES

        The Company's principal executive offices are located in, and a portion of its operations are conducted from, leased premises located at 8201 Tristar Drive, Irving, Texas 75063. The Company also has three additional regional facilities from which it conducts its operations located in Selma, Alabama; Louisville, Kentucky; and Lee's Summit, Missouri, all of which are leased.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is from time to time a party to legal proceedings that arise in the ordinary course of business. Management does not believe that the resolution of any threatened or pending legal proceedings will have a material adverse effect on the Company.

        The Company was unsuccessful in obtaining a Federal Bureau of Prisons contract, and has appealed the award. There can be no assurances that the Company will be successful in appealing this award.

        None of the Company's internally developed call processing technology has been patented. Accordingly, such technology and intellectual property rights could infringe on other parties' intellectual property rights and could be contested or challenged. The Company has received notice from two parties that certain features of the Company's call processing technology may infringe upon such parties' patents. Should the Company's call processor or any material feature thereof be determined to violate applicable patents, the Company would be required to cease using these features or to obtain appropriate licenses for the use of such technology.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's annual meeting held on June 24, 1998, the following matters were voted upon:

1.  Name change of the Company from "Talton Holdings, Inc." to "Evercom, Inc."

          Votes for: 14,010    Votes Against:     0  Did Not Vote:     1,790

2.  Approval of the Company's 1998 Stock Option Plan.

          Votes for: 14,010    Votes Against:     0  Did Not Vote:     1,790

                                    PART II
                                    -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is currently no established public trading market for the Registrant's issued and outstanding capital stock.

        As of December 31, 1998, there were forty-eight holders of the Company's Class A common stock (the "Common Stock") and four holders of the Company's Class B common stock (the "Class B Common Stock").

        There have been no cash dividends declared on the Common Stock from the period January 1, 1996 through December 31, 1998. The Indenture (the "Indenture") governing the Company's Series A and Series B Senior Notes Due 2007 and the Company's senior credit facility, as amended and restated (the "Senior Credit Facility") contain certain restrictive covenants that are likely to materially limit the future payment of dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The following table sets forth information with respect to all securities sold by the Company for the Company's last fiscal year that were not registered under the Securities Act of 1933, as amended, (the "Securities Act"). All securities sold and not registered were sold in transactions not involving a public offering under Section 4(2) of the Securities Act.

SECURITIES SOLD   DATE        PERSON ACQUIRING      AMOUNT          CONSIDERATION             USE OF PROCEEDS      TERMS OF
                                 SECURITIES                                                                      CONVERSION OF
                                                                                                                    EXERCISE
--------------------------------------------------------------------------------------------------------------------------------
Convertible       02/18/98  former shareholders     158-1/3 shares  additional consideration  Acquisition      $6,000.00 strike
Note                        of MOG                                  for asset acquisition     of Business      price per share
                            Communications, Inc.
--------------------------------------------------------------------------------------------------------------------------------

ITEM 6.   SELECTED FINANCIAL DATA - (in thousands)

     Effective December 1, 1996, the Company became the holding company for the operations of AmeriTel and Talton Telecommunications. The Company accounted for these acquisitions using the purchase method of accounting. Accordingly, the Company's consolidated financial statements included the operations of AmeriTel and Talton Telecommunications only for periods after December 1, 1996.

     The following selected consolidated financial data of the Company for each of the two years ended December 31, 1998 and the one month ended December 31, 1996, and the selected combined financial data of the Company's predecessors for the years ended December 31, 1994 and 1995 and for the eleven months ended November 30, 1996, have been derived from the Company's and its predecessors' audited financial statements.

     The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

                                                         COMBINED PREDECESSORS                            THE COMPANY
                                             --------------------------------------------- -----------------------------------------

                                                                         ELEVEN MONTHS      ONE MONTH
                                                                             ENDED            ENDED
                                              YEARS ENDED DECEMBER 31,    NOVEMBER 30,     DECEMBER 31,   YEARS ENDED DECEMBER 31,
                                             -------------------------                                  ----------------------------
                                                1994          1995            1996             1996          1997          1998
                                             -----------  ------------   --------------    ------------ -------------   ------------

Operating Data:
Operating revenues                                $ 23,892    $ 40,326       $ 53,663         $ 5,506       $ 91,773     $ 225,293
Operating expenses:
       Telecommunciation costs                      11,761      18,673         23,317           2,299         37,871        99,843
       Facility commissions                          3,901       9,595         13,962           1,455         25,724        71,206
       Field operations and maintenance              1,044       1,467          1,816             219          4,543         7,817
       Selling, general and administrative           2,571       4,089          3,921             372          8,540        17,661
       Depreciation and impairment                     965       1,359          1,538             111          2,219         6,692
       Amortization of intangibles                   1,392       1,605          1,746             741         14,243        26,339
       Restructuring and other charges                   -           -            684               -            400         1,743
                                                ----------- -----------    -----------    ------------   ------------   -----------
           Total operating expenses                 21,634      36,788         46,984           5,197         93,540       231,301
                                                ----------- -----------    -----------    ------------   ------------   -----------

Operating income (loss)                              2,258       3,538          6,679             309         (1,767)       (6,008)
Other (income) expenses:
       Interest expense, net                           745       1,360          1,469             612         11,138        19,638
       Other, net                                     (134)        (52)            27             (20)           (76)         (236)
                                                ----------- -----------    -----------    ------------   ------------   -----------
           Total other (income) expense                611       1,308          1,496             592         11,062        19,402
                                                ----------- -----------    -----------    ------------   ------------   -----------

Income (loss) before income taxes and
       extraordinary loss                            1,647       2,230          5,183            (283)       (12,829)      (25,410)

Income tax (benefit) expense                           (11)        891          1,917             (23)          (642)          476
                                                ----------- -----------    -----------    ------------   ------------   -----------
Income (loss) before extraordinary
       loss                                          1,658       1,339          3,266            (260)       (12,187)      (25,886)

Extraordinary loss                                       -           -             52               -          4,740             -
                                                ----------- -----------    -----------    ------------   ------------   -----------

Net income (loss)                                  $ 1,658     $ 1,339        $ 3,214          $ (260)     $ (16,927)    $ (25,886)
                                                =========== ===========    ===========    ============   ============   ===========

OTHER DATA:
EBITDA (1)                                         $ 4,749     $ 6,554        $ 9,936         $ 1,181       $ 14,771      $ 27,259
Net cash provided (used) by operating
  activities                                         3,445       4,069          7,300          (1,419)         6,048         4,258
Net cash used in investing activities               (9,976)     (8,022)        (7,515)        (47,252)       (90,757)      (23,384)
Net cash provided (used) by financing
  activities                                         6,668       4,827           (547)         48,966         92,193        13,039
Capital expenditures (2)                             3,223       4,669          2,804             269          8,063        13,592
Ratio of earnings to fixed charges (3)                 3.0         2.5            4.2              --             --            --
Deficiency of earnings to fixed charges                 --          --             --           $ 283       $ 12,829      $ 25,410

BALANCE SHEET DATE (AT END OF PERIOD)
Cash and cash equivalents                            $ 419     $ 1,293          $ 531           $ 294        $ 7,778       $ 1,692
Total assets                                        17,639      26,592         34,708          80,134        189,388       191,466
Total debt (including current
       maturities)                                  10,750      15,074         14,845          63,315        166,736       180,483
Total stockholders' equity (deficit)                 2,027       4,850          9,361           6,481        (10,020)      (36,113)

___________

(1) For the purpose of this Form 10-K, EBITDA means income before interest, income taxes, depreciation, and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-K because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than operating income, net income, or cash flow as an indicator of the Company's operating performance.

(2) Capital expenditures include only amounts expended for purchases of property and equipment and the implementation of facilitiy contracts and excludes cash outflows for acquisitions.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See "Special Note Regarding Forward-Looking Information."

Overview

        The Company is the largest independent provider of collect, prepaid, and debit calling services to local, county, state, and private correctional facilities in the U.S. The Company derives substantially all of its revenues from its operation of inmate telecommunications systems located in correctional facilities in approximately 43 states. As of December 31, 1998, the Company served 2,073 correctional facilities in 43 states.

        The Company derives substantially all of its revenues from its operation of inmate telecommunications systems located in correctional facilities in 43 states. The Company's inmate telecommunications services consist of collect call, prepaid, and debit card services. The Company enters into multi-year agreements (generally three to five years) with the correctional facilities, pursuant to which the Company serves as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, the Company pays a percentage of its revenue from each correctional facility as a commission to that facility. Typically, the Company installs and retains ownership of the telephones and related equipment and provides additional services to correctional facilities that are tailored to the specialized needs of the corrections industry and to the requirements of the individual correctional facility, such as call activity reporting and call blocking. The Company also generates revenues from public pay telephones that are ancillary to its inmate telephone business.

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

        The Company's traditional inmate business consists of collect, prepaid, and debit calling services provided to correctional facilities. In May 1998, the Company began providing validation, billing, and collection services for the inmate calls of a major RBOC. Under the terms of the agreement, the Company acquires at a discount the related accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC. However, under the terms of the agreement, all purchased receivables must be processed and validated through the Company's call management and billing system. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. Because the Company's revenues associated with this contract represent only a percentage of the face value of the receivables purchased, the associated uncollectible account expense and billing and collection fees represent a much higher percentage of revenue as compared to the Company's traditional inmate business. Consequently, the Company's telecommunications costs represent a higher percentage of revenue under this contract. There are minimal selling, general, and administrative ("SG&A") costs associated with this contract. The contract term is three years and has no minimum volume commitment. The Company pays no facility commissions under this agreement.

        The Company's principal operating expenses consist of (i) telecommunication costs; (ii) commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net revenues, fixed for the term of the agreements with the facilities, and in some cases are subject to monthly minimum amounts; (iii) field operations and maintenance costs, which consist primarily of field service on the Company's installed base of inmate telephones; and (iv) SG&A costs.

        Telecommunication Costs. The principal components of telecommunication costs are long distance transmission costs, local access costs, third party billing costs, and costs of uncollectible accounts. Historically, long distance costs have consisted of charges for minutes of use purchased from IXCs. The Company entered into an agreement to lease lines connecting urban areas and correctional facilities in the state of North Carolina. Given the Company's relatively high level of traffic in North Carolina, management believes that transmission via leased lines will be more economical than acquiring minutes of use.

Local access charges consist of monthly line and usage charges paid to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, and on a per message or per minute usage rate based on the time and duration of the call. Third party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. The Company believes that it experiences faster payments and lower expenses associated with uncollectible accounts when using direct billing than when using other billing service providers. Expenses associated with uncollectible accounts are a significant cost in providing inmate telecommunications services.

        Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with the facility. Commission rates are the principal basis of competition for obtaining and retaining contracts. The Company's ability to offer increasingly attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for larger facilities have higher commission rates, but these higher commission rates are typically offset by lower network charges, field maintenance, and SG&A expenses as a percentage of revenue. The commission rates paid by the Company have increased in each period, from 23.8% in 1995 to 31.6% in 1998. This increase is due primarily to higher facility commissions on contracts obtained by the Company through acquisitions, competition for larger facilities, and increased commission rates on renewals. Commission rates are expected to gradually increase as a percentage of revenues in the future. The overall commission percentage to total revenues of 31.5% in 1998 includes the effect of the billing and collection services provided under the Company's agreement with a major RBOC, under which no commissions are paid.

        Field Operations and Maintenance. Field operations and maintenance consist of maintenance costs associated with inmate phones and related equipment. These costs are relatively small and more constant components of operating expenses.

        Selling, General, and Administrative. SG&A expenses consist of corporate overhead and selling expense. These costs are also relatively small and more constant components of operating expenses.

        Restructuring Costs. The Company is currently integrating its acquired operations into its existing operations, which resulted in a restructuring charge in September 1998 of $1.4 million. The restructuring charge was lowered by $0.2 million in the fourth quarter, primarily due to the final determination of the number of employees terminated, the unanticipated subletting of certain facilities, and a refinement of expected legal and other costs.

        Company History. The Company became the holding company for the operations of its predecessors, AmeriTel and Talton Telecommunications, effective December 1, 1996. The Company also acquired the operations of Tataka on April 2, 1997, STC on June 27, 1997, CCC on July 31, 1997, InVision on October 6, 1997, NAI on December 1, 1997, PTC on December 18, 1997, ILD on January 1, 1998, MOG on February 1, 1998, and Saratoga on July 1, 1998. Because the Company's acquisitions of its predecessors have been accounted for using the purchase method of accounting, the Company's results of operations reflect the operations of AmeriTel and Talton Telecommunications only subsequent to December 1, 1996. In addition to the acquisitions of its predecessors, the Company has also completed the Acquisitions, which have also been accounted for using the purchase method of accounting, and the Company's results of operations therefore reflect the operations of these companies only subsequent to the effective dates of their respective acquisitions. Management believes that the growth of the Company and its predecessors, AmeriTel and Talton Telecommunications, through acquisitions makes meaningful period-to-period comparison of historical results of operations difficult. Consequently, management believes that the investor is presented with more meaningful information through discussion of the Company and its predecessors on a combined basis, for the periods discussed below.

Results of Operations

        The following table sets forth, for the periods indicated, the combined historical results of operations of the Company and AmeriTel and Talton Telecommunications, without any adjustments to historical results to reflect changes in depreciation and amortization resulting from purchase accounting evaluations, as follows:

Year ended December 31, 1996...........   Combined results of operations of the
                                          predecessors, AmeriTel and Talton
                                          Telecommunications, for the eleven
                                          months ended November 30, 1996 and of
                                          the Company for the one month ended
                                          December 31, 1996

Years ended December 31, 1997 and 1998..  Consolidated results of operations of the Company for the periods

        These above described combined results of operations include the results of operations of the acquired entities in the Company's results of operations only for the periods subsequent to their acquisition dates.`


                                                                     Years Ended December 31,
                                          -------------------------------------------------------------------------------
                                                   1996                      1997                         1998
                                          ----------------------  ---------------------------  --------------------------
                                                                      (Dollars in thousands)
Operating revenues  ......................    $59,169     100.0%       $ 91,773        100.0%     $225,293         100.0%
Operating expenses:
 Telecommunication costs  ................     25,616      43.3          37,871         41.3        99,843          44.3
 Facility commissions  ...................     15,417      26.1          25,724         28.0        71,206          31.6
 Field operations and maintenance  .......      2,035       3.4           4,543          5.0         7,817           3.5
 Selling, general, and administrative.....      4,293       7.3           8,540          9.3        17,661           7.8
 Depreciation and impairment..............      1,649       2.8           2,219          2.4         6,692           3.0
 Amortization of intangibles  ............      2,487       4.2          14,243         15.5        26,339          11.7
 Restructuring and other charges..........        684       1.2             400          0.4         1,743           0.8
                                              -------      ----        --------       ------      --------        ------
Total operating expenses  ................     52,181      88.3          93,540        101.9       231,301         102.7
                                              -------      ----        --------       ------      --------        ------
Operating income (loss)  .................      6,988      11.7          (1,767)        (1.9)       (6,008)         (2.7)
Other (income) expense:
 Interest expense, net  ..................      2,081       3.5          11,138         12.1        19,638           8.7
 Other, net  .............................          7      (0.0)            (76)         0.0          (236)         (0.1)
                                              -------      ----        --------       ------      --------        ------
Total other expense  .....................      2,088       3.5          11,062         12.1        19,402           8.6
                                              -------      ----        --------       ------      --------        ------
Income (loss) before income taxes and
 extraordinary loss  .....................      4,900       8.2         (12,829)       (14.0)      (25,410)        (11.3)

Income tax expense (benefit)  ............      1,894       3.2            (642)        (0.7)          476           0.2
                                              -------      ----        --------       ------      --------        ------
Income (loss) before extraordinary loss...      3,006       5.0         (12,187)       (13.3)      (25,886)        (11.5)
Extraordinary loss  ......................         52       0.1           4,740          5.1            --            --
                                              -------      ----        --------       ------      --------        ------
Net income (loss)  .......................    $ 2,954       4.9%       $(16,927)      (18.4)%     $(25,886)       (11.5)%
                                              =======      ====        ========       ======      ========        ======
EBITDA  ..................................    $11,117      18.8%       $ 14,771         16.1%     $ 27,259          12.1%

Year Ended December 31, 1998 (Consolidated Results of Operations of the Company) compared to year ended December 31, 1997 (Consolidated Results of Operations of the Company)

        Operating Revenues. The Company's operating revenues increased by $133.5 million, or 145.5%, from $91.8 million for the year ended December 31, 1997 to $225.3 million for the year ended December 31, 1998. The increase in operating revenues was primarily due to acquisitions by the Company of CCC, InVision, and PTC between July and December 1997 and of ILD, MOG and Saratoga in 1998. Since its inception, the Company has acquired contracts for 1,888 facilities through the Acquisitions and has added additional facilities by winning new contracts for county, local, and state facilities. As of December 31, 1998 the Company served 2,073 correctional facilities in 43 states. The Company's contract with the State of Alabama was not renewed, and the Company estimates that this will result in a reduction in revenue and EBITDA in fiscal year 1999 of $8.2 million and $1.5 million, respectively, when compared to fiscal year 1998.

        Operating Expenses. Total operating expenses increased by $137.8 million, or 147.3%, from $93.5 million in 1997 to $231.3 million in 1998. Operating expenses as a percentage of operating revenues increased by 0.8% from 101.9% for the year ended December 31, 1997 to 102.7% for the year ended December 31, 1998. The increase in operating expenses as a percentage of revenues is primarily due to factors discussed below.

        Telecommunication costs increased by $61.9 million, from $37.9 million in 1997 to $99.8 million in 1998. Telecommunication costs represented 41.3% of operating revenues in 1997 and 44.3% of operating revenues in 1998, an increase of 3.0%. The percentage increase is due in part to higher levels of uncollectible accounts associated with the Company's acquisitions subsequent to June 30, 1997, which are located in geographic regions that exhibit higher uncollectible rates. The percentage increase is also due to the increase in competitive local exchange carrier ("CLEC") activity. These CLECs increased the Company's unbillable expense, because in most cases the CLECs are unable to bill the Company's traffic. The Company is responding to this problem by offering prepaid services to these customers. The Company's overall telecommunications costs as a percentage of revenues of 44.3% for 1998 include the effect of the Company's billing and collection services provided to a major RBOC as discussed in "General" in Item 2. These billing and collection services exhibit higher telecommunication costs as a percentage of revenue than the Company's traditional inmate business.

        Facility commissions increased by $45.5 million, from $25.7 million in 1997 to $71.2 million in 1998. Facility commissions represented 28.0% of operating revenues in 1997 and 31.6 % in 1998, an increase of 3.6%. This increase as a percentage of revenue is primarily due to increased facility commissions under contracts obtained by the Company through acquisitions, the competition in larger facilities, and increased commission rates on renewals. Facility commissions are expected to gradually increase as a percentage of revenue in the future. The overall commission percentage to total revenue of 31.6% in 1998 includes the effect of the billing and collection services provided to a major RBOC as discussed in "General" in Item 2.

        Field operations and maintenance costs increased by $3.3 million, from $4.5 million in 1997 to $7.8 million in 1998. Field operations and maintenance costs represented 5.0% of operating revenues in 1997 and 3.5% of operating revenues in 1998, a decrease of 1.5%. The dollar increase is primarily due to costs associated with servicing the acquired facilities and the new contract facilities. Field operations and maintenance costs as a percentage of revenue was 3.3% for the fourth quarter 1998 compared to 3.4% for the third quarter 1998. This decrease is due to the integration activities completed by the Company in the fourth quarter.

        SG&A costs increased by $9.2 million, from $8.5 million in 1997 to $17.7 million in 1998. SG&A represented 9.3% of operating revenues in 1997 and 7.8% of operating revenues in 1998, a decrease of 1.5%. The dollar increase in SG&A costs is primarily due to the increased infrastructure necessary to support the Acquisitions. SG&A costs as a percentage of revenue was 7.3% for the fourth quarter 1998 compared to 8.0% for the third quarter 1998. This percentage decrease is mainly due to the integration activities completed by the Company in the fourth quarter.

        Total depreciation and amortization costs increased by $16.5 million, from $16.5 million in 1997 to $33.0 million in 1998. Depreciation and amortization costs represented 17.9% of operating revenues in 1997 and 14.7% of operating revenues in 1998, a decrease of 3.2%. The dollar increase is primarily due to additional amortization expense associated with the inmate facility contracts acquired in the Acquisitions. Amortization resulting from purchase accounting of the Acquisitions is and will continue to be a substantial portion of the Company's operating expenses.

        The Company integrated its acquired operations into its existing operations, which resulted in a restructuring charge of $1.4 million in September 1998. The restructuring charge was lowered by $0.2 million in the fourth quarter, primarily due to the final determination of the number of employees terminated, the unanticipated subletting of certain facilities, and a refinement of expected legal and other costs. In December 1998, the Company wrote-off approximately $0.5 million related to the postponement of the Company's initial public offering.

        Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $8.3 million from $11.1 million in 1997 to $19.4 million in 1998. The increase was primarily due to interest expense associated with the indebtedness incurred by the Company in connection with the Acquisitions.

        Net Loss. The Company's net loss increased by $9.0 million, from $16.9 million in 1997 to $25.9 million in 1998 as a result of the factors described above.

        EBITDA. Earnings before interest, income taxes, depreciation and amortization ("EBITDA") increased by $12.5 million from $14.8 million in 1997 to $27.3 million in 1998. EBITDA as a percentage of operating revenues decreased from 16.1% in 1997 to 12.1% in 1998 due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-K because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flows as an indicator of the Company's operating income. Several of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Year Ended December 31, 1997 (Consolidated Results of Operations of the Company) Compared to Year Ended December 31, 1996 (Combined Results of Operations of the Company's Predecessors, AmeriTel And Talton Telecommunications, for the Eleven Months Ended November 30, 1996 and of the Company for the One Month Ended December 31, 1996)

        Operating Revenues. The Company's operating revenues increased by $32.6 million, or 55.1%, from $59.2 million for the year ended December 31, 1996 to $91.8 million for the year ended December 31, 1997. The increase in operating revenues was primarily due to acquisitions of the Company of STC, CCC, InVision, NAI, and PTC during 1997, and new contract installations. Specifically, the Company acquired inmate telephone contracts at 128 facilities in 14 states from STC; 23 facilities in 3 states from CCC; 568 facilities in 37 states from InVision; 57 facilities in 5 states from NAI; and 82 facilities in 10 states from PTC.

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

        Telecommunication costs increased by $12.3 million, from $25.6 million in 1996 to $37.9 million in 1997. Telecommunication costs represented 43.3% of operating revenues in 1996 and 41.3% of operating revenues in 1997, a decrease of 2.0%. The dollar increase is primarily due to the acquisitions by the Company of STC, CCC, InVision, NAI, and PTC during 1997, and new contract installations. The decrease as a percentage of operating revenues is primarily due to lower billing and collection costs as a result of direct billing arrangements entered into with various major LECs and lower relative costs for long distance as a result of new long distance agreements.

        Facility commissions increased by $10.3 million, from $15.4 million in 1996 to $25.7 million in 1997. Facility commissions represented 26.1% of operating revenues in 1996 and 28.0% of operating revenues in 1997, an increase of 1.9%. The increase is primarily due to higher commission rates for certain contracts associated with the Acquisitions, as well as higher commission percentages paid as a result of periodic increases in percentages paid to existing customers as contracts are renewed.

        Field operation and maintenance costs increased by $2.5 million, from $2.0 million in 1996 to $4.5 million in 1996. Field operation and maintenance costs represented 3.4% of operating revenues in 1996 and 5.0% of operating revenues in 1997, an increase of 1.6%. The dollar increase is primarily due to an increase in the costs associated with servicing acquired facilities.

        SG&A increased by $4.2 million, from $4.3 million in 1996 to $8.5 million in 1997. SG&A represented 7.3% of operating revenues in 1996 and 9.3% of operating revenues in 1997, an increase of 2.0%. The increase in SG&A as a percentage of operating revenues is primarily due to the increased infrastructure necessary to support the Company's acquisitions and the Company's more aggressive sales efforts. The Company's SG&A for 1997 was affected by the significant acquisition activity during the period.

        Total depreciation and amortization costs increased by $12.4 million, from $4.1 million in 1996 to $16.5 million in 1997. Depreciation and amortization costs represented 7.0% of operating revenues in 1996 and 17.9% of operating revenues in 1997, an increase of 10.9%. The dollar increase is primarily due to additional amortization expense associated with the acquisitions by the Company of inmate facility contracts, and the Acquisitions.

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

        Operating Income (Loss). The Company's operating income decreased by $8.8 million, from $7.0 million in 1996 to an operating loss of $1.8 million in 1997 primarily as a result of increases in depreciation and amortization due to the Acquisitions. Also, as a result of the depreciation and amortization, the Company's operating income margin decreased from 11.7% in 1996 to an operating loss of 1.9% in 1997.

        Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $9.0 million from $2.1 million in 1996 to $11.1 million in 1997. The increase was primarily due to interest expense associated with indebtedness incurred by the Company in connection with acquisitions and completion of the June 1997 offering (the "Notes Placement") of $115,000,000 principal amount 11% Senior Notes due 2007 (the "Senior Notes").

        Extraordinary Loss. The Company incurred an extraordinary loss of $4.7 million in 1997 due to the write-off of the unamortized deferred loan costs and the unamortized discount related to the senior subordinated notes originally issued by Canadian Imperial Bank of Commerce ("CIBC"), which were repaid in connection with the acquisitions of AmeriTel and Talton Telecommunications (the "Senior Subordinated Notes") with the net proceeds the Notes Placement. In 1996, one of the Company's predecessors incurred an extraordinary loss of approximately $52,000 in conjunction with the extinguishment of debt.

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

Liquidity and Capital Resources

        The Company anticipates that its principal uses of liquidity will be to provide working capital, meet debt service requirements, and to repay principal under the Senior Credit Facility. The Company expects that its principal sources of funds will be cash flow from operations and borrowings under the Senior Credit Facility. The Company anticipates that its primary capital expenditures will be for capital items required to implement new contracts entered into by the Company and alternative network solutions, although the Company does not have material commitments for capital expenditures. Management believes that cash flow from operations (if any) and from the Senior Credit Facility will be sufficient to fund the requirements of the Company for at least the next 12 months.

        In March 1999 the Company raised $5 million of equity from its existing shareholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at a price of $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series A Stock and a warrant to acquire one share of Common Stock for $1,000 per share. The First Preferred Series A Stock will be entitled to receive dividends at the applicable First Preferred Series A Rate, payable quarterly commencing on April 1, 1999. Such dividends will be payable out of funds legally available therefor, are payable only when, as, and if declared by the Board of Directors, are cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series A Rate until paid. The First Preferred Series A Rate will be 8% per annum through March 31, 2001, 10% per annum from April 1, 2001 through June 30, 2001, and thereafter will increase by 0.5% for each additional three month period up to a maximum of 16% per annum. The First Preferred Series A Stock ranks senior to all classes of the Company's common stock but ranks junior to the Senior Preferred Stock of the Company (the "Senior Preferred Stock") with respect to dividend rights and rights upon liquidation. The warrants have a strike price of $1,000 per share and will expire, if not sooner exercised, on December 31, 2007. As a result of the issuance of the First Preferred Series A Stock and warrants, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waived the lenders' rights to the proceeds raised by the Company from the issuance.

        In conjunction with the March 1999 equity offering, the preferred dividend rates on the original Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series A Stock.

        Also in March 1999 and in conjunction with the issuance of the First Preferred Series A Stock and warrants, the Company amended and restated its Senior Credit Facility. The amendment increased the Company's borrowing capacity under the term loan facility of the Senior Credit Facility by $5.5 million, which will bear interest at similar rates to the existing borrowings under the Senior Credit Facility. The Company borrowed the additional $5.5 million in March 1999 and concurrently repaid $5 million under the revolving portion of the Senior Credit Facility.

        As of March 26, 1999, the Company had $13.5 million of available borrowing capacity under the Senior Credit Facility.

        The Company intends to evaluate additional acquisitions to expand its base of installed inmate telephones and value added services and will continue to evaluate possible acquisition candidates. There can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing, or both.

        Net cash provided by operating activities was $4.3 million for the year ended December 31, 1998, as compared to net cash provided by operating activities of $6.0 million for the year ended December 31, 1997. Net cash provided by operating activities was $5.9 million for the year ended December 31, 1996. Net cash provided by operating activities in 1998 declined from 1997 primarily due to working capital required to fund the Company's growth in its traditional inmate business.

        Cash used in investing activities was $23.4 million for the year ended December 31, 1998, as compared to $90.8 million for the year ended December 31, 1997. Cash used in investing activities in 1998 consisted primarily of $7.0 million to fund the acquisitions of ILD, MOG and Saratoga, $4.7 million in payments related to acquisitions made in 1997 and $13.6 million for new business, contract renewals and infrastructure improvements. Cash used in investing activities in 1997 consisted primarily of cash outflows for acquisitions. Cash used in investing activities was $54.8 million in 1996, consisting primarily of cash outflows for acquisitions.

        Cash provided by financing activities was $13.0 million for the year ended December 31, 1998, as compared to $92.2 million in 1997. Cash provided by financing activities in 1998 consisting primarily of new borrowings under the Senior Credit Facility offset by $5.5 million of repayments of the term loan portion of the Senior Credit Facility and $0.5 million of preferred dividends paid. Cash provided by financing activities in 1997 consisted primarily of the issuance of the Senior Notes, the borrowing of $50.5 million under the Senior Credit Facility and offset by the repayment of amounts borrowed under the Company's previous credit facility, the Senior Subordinated Notes, and subordinated notes issued in connection with the acquisition of Talton Telecommunications (the "Talton Notes"). Net cash provided by financing activities was $48.4 million in 1996.

        The Senior Credit Facility consists of (a) a $55.0 million term loan acquisition facility, (b) a $5.5 million additional term loan facility, and (c) a $25.0 million revolving loan facility (which includes a $5.0 million letter of credit facility). Scheduled principal payments under the term loan facilities may not be reborrowed. Amounts borrowed under the Senior Credit Facility bear interest, at the option of the Company, at either (i) the Base Rate (i.e., the higher of CIBC's reference rate and the overnight federal funds rate plus 0.5%) plus a margin that varies from 75 to 225 basis points, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior Credit Facility); or (ii) the LIBO rate plus a margin that varies from 200 to 350 basis points, depending on the Company's Total Debt to EBITDA Ratio.

        The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBO rate loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Scheduled principal payments on the term loan facility are approximately $9.7 million, $12.4 million, $13.8 million, and $13.8 million during the years ended 1999, 2000, 2001, and 2002, respectively. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all the assets of the Company and its subsidiaries.

        As of December 31, 1998, the Company had approximately $180.5 million of long-term indebtedness outstanding, including (i) $115.0 million of the Senior Notes outstanding at an interest rate of 11.0%, (ii) $64.0 million of indebtedness under the Senior Credit Facility, and (iii) $1.5 million of other indebtedness consisting primarily of deferred acquisitions costs and capital leases. As of December 31, 1998, the Company had available borrowing capacity under the revolving credit portion of its Senior Credit Facility of approximately $8.5 million, subject to borrowing base limitations and certain conditions.

        On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure on its loan under the Senior Credit Facility. At December 31, 1998, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBO rate portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBO rate margin.

        As of December 31, 1998 the Company was not in compliance with one of its financial covenant ratios under the Senior Credit Facility and was consequently required to obtain a waiver of default letter from its group of lenders. This ratio, the fixed charge coverage ratio, which is a measure of the Company's debt service, capital expenditures, and income tax obligations to its free cash flow (as defined), was subsequently modified in the March 1999 amendment to the Senior Credit Facility. Based on this modification, the Company is currently in compliance with its debt covenants and would have been in compliance as of December 31, 1998.

        The Senior Credit Facility and the Indenture contain numerous restrictive covenants including, among others, limitations on the ability of the Company to incur additional indebtedness, to create liens and other encumbrances, to make certain payments and investments, to sell or otherwise dispose of assets, or to merge or consolidate with another entity. The Senior Credit Facility also requires the Company to meet certain financial tests on a consolidated basis, some of which may be more restrictive in future years. The Company's failure to comply with its obligations under the Senior Credit Facility, or in agreements relating to indebtedness incurred in the future, could result in an event of default under such agreements, which could permit acceleration of the related debt and acceleration of debt under other financing arrangements that may contain cross-acceleration or cross-default provisions. In addition, because interest under the Senior Credit Facility accrues at floating rates, the Company remains subject to interest rate risk with respect to a significant portion of its indebtedness.

Income Taxes

        Since the Company's acquisitions of AmeriTel, Talton Telecommunications, MOG, and Saratoga were stock purchases, the Company was required to retain the tax bases of AmeriTel, Talton Telecommunications, MOG, and Saratoga in the assets acquired. As a result, the Company will not be entitled to a tax deduction for the amortization of goodwill or the depreciation and amortization of certain other tangible and intangible assets related to these acquisitions. The Company has provided deferred income tax liabilities for differences in the financial accounting and tax bases of its tangible and identifiable intangible assets. However, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," future amortization of non-deductible goodwill will be treated as a permanent difference in the Company's financial statements.

Accounting Pronouncements

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, and requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect that it may have on the Company's consolidated financial statements.

        In March 1998, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed. SOP No. 98-1 is effective for fiscal years beginning after December 15, 1998. The Company believes that the adoption of this SOP will have no material effect on the financial position, results of operations, or cash flows of the Company.

        In April 1998, the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 generally requires costs of start-up activities to be expensed instead of being capitalized and amortized. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company expects that the adoption of this SOP will have no material effect on the financial position, results of operations, or cash flows of the Company.

Information Systems And The Year 2000

        The following statements and all other statements made in this Annual Report on Form 10-K with respect to the Company's Year 2000 processing capabilities or readiness are "Year 2000 Readiness Disclosures" in conformance with with the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386).

        Some computers, software, and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "Year 2000 Problem."

        Assessment. The Year 2000 Problem affects computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company has organized a program team comprised of internal and external staff responsible for monitoring the assessment and remediation status of the Company's Year 2000 projects and reporting such status to the Company's Executive Committee. This project team is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem for the Company's internal systems.

        For reporting purposes, the Company is using a methodology involving the following six phases: Discovery, Assessment, Planning, Remediation, Testing, and Implementation. At December 31, 1998, the Discovery and Assessment phases were substantially complete for all program areas. The target completion date for priority items by remaining steps are as follows: Planning - March 1999; Remediation - May 1999; Testing - July 1999; and Implementation - August 1999.

        Internal Infrastructure. The Company believes that it has identified most of the major computers, software applications, and related other equipment used in connection with its internal operations that must be modified, upgraded, or replaced in order to minimize the possibility of a material disruption to its business from the Year 2000 Problem. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expects to complete this process before the occurrence of any material disruption of its business. However, there can be no assurance in this regard.

        Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.

        The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems to be approximately $0.3 million, almost all of which the Company believes will be incurred during 1999. This estimate is being monitored and will be revised as additional information becomes available.

        Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations. In addition, the Company has not deferred any material information technology projects as a result of its Year 2000 Problem activities.

        Customers and Suppliers. The Company has initiated communications with its customers and third party suppliers of the major computers, software, and other equipment used, operated, or maintained by the Company to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. However, the Company has limited or no control over the actions of these customers and third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these customers and suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its clients. Any failure of these third parties to timely resolve Year 2000 Problems with their systems could have a material adverse effect on the Company's business, financial condition, and results of operations.

        Most Likely Consequences of Year 2000 Problem. The Company expects to identify and resolve all Year 2000 Problems that could have a material adverse affect on its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company or its clients have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management believes that the following consequences are possible:

     . a significant number of operational inconveniences and inefficiencies for the Company and its clients that will divert management's time and attention and financial and human resources from ordinary business activities;

     . a lesser number of serious systems failures that will require significant efforts by the Company or its clients to prevent or alleviate material business disruptions;

     . several routine business disputes and claims for pricing adjustments or penalties by clients due to Year 2000 Problems, which will be resolved in the ordinary course of business; and

     . a few serious business disputes alleging that the Company failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

        Contingency Plans. The Company is currently developing contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. The Company expects to complete its contingency plans by June 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software; short- to medium-term use of backup sites, equipment, and software; increased work hours for Company personnel; use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems; and other similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

        Disclaimer. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance, and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the Company to market risk associated with changes in interest rates. The Company does not hold or issues derivative financial instruments for trading purposes. On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate risk exposure under the Senior Credit Facility. At December 31, 1998, the interest rate cap has an aggregate national amount of $30.0 million, which matures in June 2001 and caps interest on the LIBO rate portion of the term portion of the Senior Credit Facility at 7.5%, plus the applicable LIBO rate margin.

        The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.

Expected Maturity
Date.............                                                                                            Fair
                      1999         2000         2001         2002        2003   Thereafter    Total         Value

Variable Rate
 Debt (1)........  $9,657,729   $12,375,000  $13,750,000  $28,250,000                      $ 64,032,729  $ 64,032,729


Fixed Rate
Debt.............  $  950,000                                                $115,000,000  $115,950,000  $110,384,000

Average Interest
 Rate............           8%

_________________
(1)  The average interest rate on variable debt is 9.74%

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Financial Statements and Schedules


                                                                            Page
                                                                            ----
Evercom, Inc.

     Report of Independent Certified Public Accountants...................... 29

     Consolidated Balance Sheets for December 31, 1997 and 1998.............. 30

     Consolidated Statements of Operations for the one month
          period ended December 31, 1996 and for each of the two
          years ended December 31, 1998...................................... 31

     Consolidated Statements of Stockholders' Equity (Deficit)
          for the one month period ended December 31, 1996 and
          for each of the two years ended December 31, 1998.................. 32

     Consolidated Statements of Cash Flows for the one month
          period ended December 31, 1996 and for each of the two
          years ended December 31, 1998...................................... 33

     Notes to Consolidated Financial Statements.............................. 34


Predecessors' Financial Statements

AmeriTel Pay Phones, Inc.

     Report of Independent Certified Public Accountants...................... 55

     Balance Sheet for November 30, 1996..................................... 56

     Statement of Income for the eleven months ended November 30,
          1996............................................................... 57

     Statement of Stockholders' Equity for the eleven months
          ended November 30, 1996............................................ 58

     Statement of Cash Flows for the eleven months ended
          November 30, 1996.................................................. 59

     Notes to Financial Statements........................................... 60

Talton Telecommunications Corporation

     Report of Independent Certified Public Accountants ..............  71

     Consolidated Balance Sheet for November 30, 1996.................. 72

     Consolidated Statement of Income for the eleven months
          ended November 30, 1996...................................... 73

     Consolidated Statement of Stockholders' Equity for the
          eleven months ended November 30, 1996........................ 74

     Consolidated Statement of Cash Flows for the eleven months ended November 30, 1996...................................... 75

     Notes to Consolidated Financial Statements........................ 76


SUPPLEMENTARY DATA:
------------------

     Consolidated Valuation and Qualifying Accounts for the one
          month period ended December 31, 1996 and for each of
          the two years ended December 31, 1998........................ 83

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
   Stockholders of Evercom, Inc.:

We have audited the accompanying consolidated balance sheets of Evercom, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1998 and for the one-month period from December 1, 1996 (date of acquisition) to December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998 and the one-month period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Dallas, Texas
March 25, 1999

                        EVERCOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                    ----------------------------------------
ASSETS                                                                                     1997                1998
                                                                                           ----                ----

CURRENT ASSETS:
   Cash and cash equivalents                                                           $   7,777,996    $   1,691,762
   Accounts receivable                                                                    17,401,907       39,070,959
   Refundable income taxes                                                                   600,388          435,593
   Inventories                                                                             1,690,930        2,360,280
   Prepaid expenses and other current assets                                               2,309,661          392,448
   Deferred income tax assets                                                              1,059,752        1,442,122
                                                                                       -------------    -------------
           Total current assets                                                           30,840,634       45,393,164

PROPERTY AND EQUIPMENT                                                                    24,007,039       29,485,944

INTANGIBLE AND OTHER ASSETS                                                              134,540,767      116,586,808
                                                                                       -------------    -------------
TOTAL                                                                                  $ 189,388,440    $ 191,465,916
                                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                    $   6,933,874    $  21,856,484
   Accrued expenses                                                                       24,678,158       23,798,055
   Current portion of long-term debt                                                       5,545,363       10,607,729
                                                                                       -------------    -------------

           Total current liabilities                                                      37,157,395       56,262,268

LONG-TERM DEBT                                                                           160,040,938      169,375,000

OTHER LONG-TERM LIABILITIES                                                                1,150,000          500,000

DEFERRED INCOME TAXES                                                                      1,059,752        1,442,122

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value; 6,000 shares authorized; 5,925 shares issued and
      outstanding (cumulative liquidation value of $5,925,000)                                    59               59
   Common stock, $.01 par value; 50,000 shares authorized; 16,200 shares and
     16,333 shares issued and outstanding as of December 31, 1997, and
      December 31, 1998,  respectively                                                           162              163
   Additional paid-in capital                                                             22,036,963       21,829,562
   Accumulated deficit                                                                   (32,056,829)     (57,943,258)
                                                                                       -------------    -------------

           Total stockholders' equity (deficit)                                          (10,019,645)     (36,113,474)
                                                                                       -------------    -------------

TOTAL                                                                                  $ 189,388,440    $ 191,465,916
                                                                                       =============    =============

See notes to consolidated financial statements.

                         EVERCOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          One Month
                                                        Period Ended
                                                        December 31,      Years Ended December 31,
                                                        ------------  -------------------------------
                                                            1996             1997            1998
OPERATING REVENUE                                     $   5,506,110    $  91,773,041    $ 225,292,986

OPERATING EXPENSES:
    Telecommunication costs                               2,298,712       37,871,217       99,842,779
    Facility commissions                                  1,455,375       25,723,997       71,205,505
    Field operations and maintenance                        218,895        4,542,757        7,817,165
    Selling, general and administrative                     372,341        8,540,629       17,661,406
    Depreciation and impairment                             110,803        2,218,694        6,691,954
    Amortization of intangibles                             741,032       14,243,332       26,338,961
    Restructure and other charges                                            399,817        1,743,290
                                                      -------------    -------------    -------------

           Total operating expenses                       5,197,158       93,540,443      231,301,060
                                                      -------------    -------------    -------------

OPERATING INCOME (LOSS)                                     308,952       (1,767,402)      (6,008,074)

OTHER (INCOME) EXPENSE:
    Interest expense, net                                   612,071       11,137,877       19,637,507
    Other (income), net                                     (20,490)         (76,392)        (235,623)
                                                      -------------    -------------    -------------

           Total other (income) expense                     591,581       11,061,485       19,401,884
                                                      -------------    -------------    -------------

LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY LOSS                                      (282,629)     (12,828,887)     (25,409,958)

INCOME TAX (BENEFIT) EXPENSE                                (22,502)        (641,670)         476,471
                                                      -------------    -------------    -------------

LOSS BEFORE EXTRAORDINARY  ITEM                            (260,127)     (12,187,217)     (25,886,429)

EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT                                  4,739,757
                                                      -------------    -------------    -------------
NET LOSS                                                   (260,127)     (16,926,974)     (25,886,429)

PREFERRED STOCK DIVIDENDS                                                    474,000          474,000
                                                      -------------    -------------    -------------
NET LOSS APPLICABLE TO COMMON STOCK                   $    (260,127)   $ (17,400,974)   $ (26,360,429)
                                                      =============    =============    =============

See notes to consolidated financial statements

                        EVERCOM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                           PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                         --------------------  ----------------------   PAID-IN       ACCUMULATED
                                           SHARES    AMOUNT    SHARES     AMOUNT         CAPITAL       (DEFICIT)         TOTAL
                                           ------    ------    ------  -------------  -------------  --------------  --------------
Issuance of Preferred Stock                 5,925       $59                            $ 5,924,941                    $  5,925,000
Issuance of Common Stock                                       15,300           $153    15,686,031                      15,686,184
Portion of Acquisition Cash
    Payments to Continuing
    Stockholders, Treated as a
    Dividend                                                                                          $(14,869,728)    (14,869,728)
Net Loss                                                                                                  (260,127)       (260,127)
                                           ------    ------    ------  -------------   -----------   -------------    ------------

BALANCE, JANUARY 1, 1997                    5,925        59    15,300            153   $21,610,972     (15,129,855)      6,481,329

   Preferred dividends                                                                    (474,000)                       (474,000)

   Issuance of common stock                                       900              9       899,991                         900,000

   Net loss                                                                                            (16,926,974)    (16,926,974)
                                           ------    ------    ------  -------------  ------------   -------------    ------------

BALANCE, DECEMBER 31, 1997                  5,925        59    16,200            162    22,036,963     (32,056,829)    (10,019,645)

   Preferred dividends                                                                    (474,000)                       (474,000)

   Issuance of common stock                                       133              1       266,599                         266,600
                                                                                                       (25,886,429)    (25,886,429)
   Net loss
                                           ------    ------    ------  -------------  ------------   -------------   -------------

BALANCE, DECEMBER 31, 1998                  5,925       $59    16,333           $163   $21,829,562    $(57,943,258)   $(36,113,474)
                                           ======    ======    ======  =============   ===========   =============    ============


See notes to consolidated financial statements.

                  EVERCOM, INCEVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           ONE MONTH
                                                                          PERIOD ENDED
                                                                           DECEMBER 31,       YEARS ENDED DECEMBER 31,
                                                                        ----------------  -------------------------------
                                                                              1996              1997          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (260,127)      $(16,926,974)    $(25,886,429)
   Adjustments to reconcile net loss to net
    cash(used in) provided by operating activities:
      Depreciation and impairment                                            110,803          2,218,694        6,691,954
      Amortization of intangible assets, including deferred
       financing costs and bond discount                                     803,023         14,804,641       27,482,445
      Extraordinary loss on debt extinguishment                                               4,739,757
      Deferred income taxes                                                  160,512         (1,295,508)
      Changes in operating assets and liabilities, net
       of effects of acquisitions:
         Accounts receivable                                                  44,823         (6,974,425)     (22,232,694)
         Inventories                                                          12,013           (723,013)        (606,359)
         Prepaid expenses and other assets                                  (166,096)           (87,536)         134,130
         Accounts payable                                                 (1,010,795)         1,574,179       14,782,610
         Accrued expenses                                                   (718,313)         9,694,953        3,728,009
         Income taxes                                                       (394,963)          (976,546)         164,795
                                                                        ------------      -------------    -------------

           Net cash (used in) provided by operating activities            (1,419,120)         6,048,222        4,258,461
                                                                        ------------      -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) Decrease in restricted cash                                                    (1,919,312)       1,919,312
   Capital expenditures                                                     (268,801)        (8,062,724)     (13,591,974)
   Cash outflows for acquisitions                                        (46,983,442)       (80,775,395)     (11,711,061)
                                                                        ------------      -------------    -------------

           Net cash used in investing activities                         (47,252,243)       (90,757,431)     (23,383,723)
                                                                        ------------      -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the issuance of debt                                     59,200,000        168,709,966       19,000,000
   Repayment of advances                                                                     (1,001,024)
   Repayment of debt                                                     (15,912,706)       (67,630,581)      (5,553,572)
   Payments of deferred financing costs                                   (3,804,121)        (7,885,650)
   Payments of preferred dividends                                                                              (474,000)
   Proceeds from the issuance of common and
    preferred stock, net of expenses                                       9,482,684                              66,600
                                                                        ------------      -------------    -------------

           Net cash provided by financing activities                      48,965,857         92,192,711       13,039,028
                                                                        ------------      -------------    -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             294,494          7,483,502       (6,086,234)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  294,494        7,777,996
                                                                        ------------      -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    294,494      $   7,777,996    $   1,691,762
                                                                        ============      =============    =============
SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                               $    640,035      $   4,202,059    $  25,102,184
                                                                        ============      =============    =============

   Cash paid for income taxes                                           $    211,950      $   1,552,973    $     311,676
                                                                        ============      =============    =============
   Noncash transactions:
      Issuance of subordinate notes, preferred
       stock and common stock for acquisitions                          $ 16,043,000      $     900,000    $     950,000
                                                                        ============      =============    =============

      Dividends payable                                                 $                 $     474,000    $     474,000
                                                                        ============      =============    =============

      Amounts payable for acquisition costs                             $                 $   8,369,421    $
                                                                        ============      =============    =============

      Amounts payable for deferred financing costs                      $                 $     757,493    $
                                                                        ============      =============    =============
       Issuance of stock for forgiveness of
          acquisition liability                                         $                 $                $     200,000
                                                                        ============      =============    =============
       Reduction of stockholders' equity to reflect
        accrued continuing shareholder interests                        $ 14,869,728      $                $
                                                                        ============      =============    =============

See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS - Evercom, Inc. (the "Company") owns, operates and maintains telephone systems under contracts with correctional facilities in 43 states throughout the United States. The Company was incorporated on November 20, 1996, and effective December 1, 1996, acquired all of the outstanding equity interests of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc. The Company has grown through numerous subsequent acquisitions, as discussed in Note 2.

      The Company accumulates call activity from its various installations and bills its revenues related to this call activity through major local exchange carriers ("LECs") or through third-party billing services for smaller volume LECs, all of which are granted credit in the normal course of business with terms of between 30 and 60 days. The Company also provides validation, billing and collection services for the inmate calls of a major regional bell operating company. The Company performs ongoing credit evaluations of its customers and maintains allowances for unbillable and uncollectible losses based on historical experience.

      The Company operated in only one business segment as its operating activities are related to the operation and processing of collect, prepaid and debit calling services to local, county, state and private correctional facilities in the United States.

      PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, such as estimates of allowances and reserves for unbillable and uncollectible chargebacks that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Talton Telecommunications Corporation, Talton Telecommunications of Carolina, Inc., AmeriTel Pay Phones, Inc., Talton STC Inc., Talton InVision, Inc., MOG Communications, Inc., Saratoga Telephone Company, Inc., and One Source Telecommunications, Inc. All significant intercompany balances and transactions are eliminated in consolidation. Certain amounts have been reclassified to conform with the current year presentation.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and investments with a remaining maturity at date of purchase of three months or less.

      ACCOUNTS RECEIVABLE - Trade accounts receivable represent amounts billed for calls placed through the Company's telephone systems to the various LECs or third-party billing services, net of advance payments received, and an allowance for unbillable and uncollectible calls, based on historical experience, for estimated chargebacks to be made by the LECs. Under account advance agreements with various third-party billing services, advance payments equal to a percentage of the outstanding billed receivables are remitted to the Company when calls are submitted to the third-party billing service, and the Company grants a lien to the third-party billing service on the related accounts receivable for the advance. The remainder of the billed receivable is paid to the Company, net of the advance amount, after the third-party billing service has collected the amounts receivable from the respective LECs. Interest is charged on the advance payment at varying rates.

      INVENTORIES - Inventories are stated at the lower of cost, as determined primarily using the weighted average cost method, or market. Inventory is primarily composed of equipment for installation on new contracts and supplies and parts for the telephone systems serviced by the Company.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of property and equipment.

       ASSET                                                                           USEFUL LIFE
       Leasehold improvements                                                          Lesser of life or lease term
       Telephone system equipment                                                      3.5 to 7.5 years
       Vehicles                                                                        3 years
       Office equipment                                                                3 to 7 years

      Maintenance and repairs are expensed when incurred and major repairs that extend an asset's useful life are capitalized. When items are retired or disposed, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings.

      INTANGIBLE AND OTHER ASSETS - Intangible and other assets primarily include amounts allocated to acquired facility contracts, noncompete agreements, goodwill and other intangible assets, which are stated at cost, along with the long-term portion of customer advances, and the long-term portion of recoverable Universal Service Fund fees. Amortization of intangible assets is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of intangible assets:

       INTANGIBLE ASSET                                                                USEFUL LIFE
       Acquired facility contracts                                                     Contract term
       Noncompete agreements                                                           Agreement term
       Deferred loan costs                                                             Loan term
       Other assets and intangibles                                                    2 to 5 years
       Goodwill                                                                        20 years

      Acquired facility contracts consist primarily of costs allocated to locations acquired in acquisitions of facility contract rights from other service providers, along with signing bonuses paid to the facilities under new facility installations and other incremental direct costs paid to obtain the facility contracts.

      Other assets and intangibles include costs incurred to obtain direct billing agreements with LECs, and licensing fees to obtain state licenses to conduct business.

      The Company periodically assesses the net realizable value of its intangible assets, as well as all other long-term assets, by comparing the expected future net operating cash flow, undiscounted and without interest charges, to the carrying amount of the underlying assets. The Company would evaluate a potential impairment if the recorded value of these assets exceeded the associated future net operating cash flows. Any potential impairment loss would be measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value of assets would be measured by market value, if an active market exists, or by a forecast of expected future net operating cash flows, discounted at a rate commensurate with the risk involved. As discussed in footnote 4, the Company recorded an impairment loss on a portion of its telephone system equipment in 1998.

      INCOME TAXES - The Company accounts for income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are provided for temporary differences between the financial statement and tax bases of the assets and liabilities using current tax rates.

      REVENUE RECOGNITION - Revenues related to collect, prepaid and debit calling services are recognized during the period in which the calls are made. In addition, during the same period, the Company accrues the related telecommunication costs for validating, transmitting, billing and collection, and line and long-distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

      Revenues related to the validation, billing and collection services provided to other entities are recognized in the period in which the calls are processed through the Company's system. During the same period, the Company accrues the related telecommunications costs for validating, transmitting, and billing and collection costs, along with allowances for unbillable and uncollectible calls, based on historical experience.

      FACILITY COMMISSIONS - Under the terms of the Company's telephone system contracts with correctional facilities, the Company pays commissions to these facilities generally based on call volume revenues that are accrued during the period the revenues are generated.

      COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income" became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as the net loss reported in the statements of consolidated operations for each of the two years in the period ended December 31, 1998 and for the one-month period ended December 31, 1996, since there were no other items of comprehensive income for the periods presented.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, and requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently evaluating the effect that the statement may have on the Company's consolidated financial statements.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed. SOP No. 98-1 is effective for fiscal years beginning after

      December 15, 1998. The Company believes that the adoption of this SOP will have no material effect on the financial position, results of operations, or cash flows of the Company.

      In April 1998, the AICPA released SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 generally requires costs of start-up activities to be expensed instead of being capitalized and amortized. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes that the adoption of this SOP will have no material effect on the financial position, results of operations or cash flows of the Company.

2.    ACQUISITIONS

      Effective December 1, 1996, the Company acquired all of the outstanding equity interests of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc. The aggregate net purchase price was approximately $47.9 million, which was funded with the net proceeds from the issuance of common and preferred stock and the proceeds from the issuance of long-term debt.

      Since certain of the stockholders of the Company held ownership interests in Talton Telecommunications and AmeriTel Pay Phones, Inc., their continuing ownership interest in the Company has been accounted for at their prior historical basis, which has resulted in a reduction in stockholders' deficit of approximately $14.9 million and a corresponding reduction in the fair values assigned to tangible and identifiable intangible assets, in accordance with the provisions of Emerging Issue Task Force discussion No. 88-16, "Basis in Leveraged Buyout Transactions."

      Effective April 4, 1997, the Company acquired substantially all of the net assets of Tri-T, Inc. (d.b.a. Tataka) for cash of $0.8 million, which was funded primarily by borrowings under the Senior Credit Facility.

      Effective June 27, 1997, the Company acquired substantially all of the net assets of Security Telecom Corporation for cash of $9.9 million and issuance of 900 shares of the Company's Class A common stock. The Company financed the acquisition with a portion of the proceeds from the Senior Notes (as defined). Approximately $2.5 million of the purchase price was withheld at closing, pending certain regulatory approvals and final adjustments. In conjunction with the acquisition of Security Telecom Corporation, the Company entered into an agreement with an employee of Security Telecom Corporation giving the employee the right to receive cash of $200,000 or to purchase up to 100 shares of the Company's Class A common stock for $2,000 per share. The employee exercised this right in September 1998.

      Effective July 31, 1997, the Company acquired all of the net assets of Correctional Communications Corporation for a cash purchase price of $10.3 million. Approximately $1.6 million of the purchase price is held in an escrow account pending resolution to certain consents and indemnities. The acquisition agreement also provides for contingent payment of up to $1.5 million if certain financial performance benchmarks are achieved in the future. The $1.5 million contingency will be accounted for as an adjustment to the purchase price when the contingency is resolved. The Company financed the acquisition with a portion of the proceeds from the Senior Notes.

      Effective October 6, 1997, the Company entered into an agreement to purchase substantially all of the net assets of the inmate pay phone division of Communications Central Inc. for $40 million in cash and assumption of $2.0 million in liabilities subject to various adjustments as defined in the agreement and subject to a provision for working capital of approximately $1.2 million provided to the Company pursuant to the purchase agreement. The Company financed the acquisition with the remaining proceeds from the Senior Notes and borrowings under the Senior Credit Facility.

      Effective December 1, 1997, the Company entered into an agreement to purchase substantially all of the net assets of the inmate pay phone division of North American InTeleCom, Inc. from TSC Communications for a cash purchase price of $6.5 million in cash, a deferred payment of $1.7 million, and the assumption of certain liabilities approximating $0.7 million. The Company funded the acquisition with borrowings under the Senior Credit Facility.

      Effective December 19, 1997, the Company entered into an agreement to purchase substantially all of the net assets of the inmate pay phone division of Peoples Telephone Company, Inc. for $10.6 million with the assumption of certain liabilities. The acquisition agreement also provides for additional contingent payments if certain financial results are obtained in the future. The additional payments will be accounted for as an adjustment to the purchase price when the contingency is resolved. The Company funded the acquisition with borrowings under the Senior Credit Facility.

      Effective January 1, 1998, the Company entered into an agreement to purchase substantially all of the net assets of the inmate pay phone division of ILD Teleservices, Inc. for a cash purchase price of $2.6 million. The acquisition was funded with borrowings under the Senior Credit Facility.

      Effective February 1, 1998, the Company entered into an agreement to purchase MOG Communications, Inc. for a cash purchase price of $1.9 million and a note of $950,000. The acquisition was funded with borrowings under the Senior Credit Facility.

      Effective July 1, 1998, the Company entered into an agreement to purchase Saratoga Telephone Company for a cash purchase price of $2.0 million. The acquisition was funded with borrowings under the Senior Credit Facility.

      The above acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates and, accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in the consolidated financial statements of the Company. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles and liabilities assumed based on their fair market values. The excess of the total purchase prices over the fair value of the net assets acquired represents goodwill.

      In connection with the acquisitions, assets were acquired and liabilities were assumed as follows:

                          Purchase Prices                            1997            1998
                          ---------------                       ------------    ------------
       Net cash paid                                            $ 80,775,395    $  7,021,727
       Amounts payable for acquisition costs                       8,369,421
       Subordinated notes, preferred stock and common stock
          issued to sellers, net of expenses                         900,000         950,000
                                                                ------------     -----------
       Total net purchase prices, including professional fees     90,044,816       7,971,727

       Fair values of net assets acquired:
          Fair values of assets acquired                          53,131,563       3,828,315
          Liabilities assumed                                     (3,297,973)       (416,780)
                                                                ------------     -----------

       Total net assets acquired                                  49,833,590       3,411,535
                                                                ------------     -----------
       Goodwill                                                 $ 40,211,226    $  4,560,192
                                                                ============     ===========

      The following table presents unaudited pro forma results of operations of the Company for the one month ended December 31, 1996 and for the years ended December 31, 1997 and 1998, respectively, as if the acquisitions had occurred at the beginning of each respective period:


                                                   ONE MONTH PERIOD
                                                  ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,
                                                  ------------------    -------------------------------------
                                                         1996                  1997              1998

       Operating revenues                             $ 15,613,199        $ 180,883,954        $ 226,779,019
       Loss before extraordinary loss                    2,082,154           27,304,983           26,572,457
       Net loss                                          2,082,154           32,044,740           26,572,457

      The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the periods presented, nor do they purport to be indicative of the future results of operations of the Company.

3.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                                                           December 31,
                                                                              --------------------------------------
                                                                                      1997            1998
       Trade accounts receivable, net of advance payments
          received of $187,647 and $141,460 at
          December 31, 1997 and 1998, respectively                               $ 21,809,811    $ 42,308,582
       Advance commissions receivable                                                 272,921       2,020,020
       Receivables related to acquisitions                                            456,875         141,044
       Recoverable Universal Service Fund Fees - current portion                                    1,089,800
       Receivables from joint venture partner                                                         419,643
       Employees and other                                                            178,989         329,749
                                                                                 ------------    ------------

                                                                                   22,718,596      46,308,838
       Less allowance for unbillable and
          uncollectible chargebacks                                                (5,316,689)     (7,237,879)
                                                                                 ------------    ------------

                                                                                 $ 17,401,907    $ 39,070,959
                                                                                 ============    ============

      At December 31, 1997 and 1998, the Company had advanced commissions to certain facilities of $1,290,732 and $2,495,558, respectively, which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

      At December 31, 1998, the Company had remitted $1,511,688 more federal Universal Service Fund fees than it had collected from its telecommunications customers. Based on the Company's current recovery rate, $1,089,800 of this balance will be recovered in the next fiscal year and is included in accounts receivable with the remaining balance recorded in other assets.

4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                               December 31,
                                                  ------------------------------------
                                                          1997            1998
       Leasehold improvements                       $    493,836    $    834,051
       Telephone system equipment                     24,480,777      33,776,168
       Vehicles                                          249,868         431,807
       Office equipment                                1,075,751       2,419,992
                                                    ------------    ------------

                                                      26,300,232      37,462,018

       Less accumulated depreciation                  (2,293,193)     (7,976,074)
                                                    ------------    ------------

                                                    $ 24,007,039    $ 29,485,944
                                                    ============    ============


      DEPRECIATION AND IMPAIRMENT - Depreciation and impairment in 1997 and 1998 includes depreciation expense of $2,218,694 and $5,996,816, respectively. Also included in depreciation and impairment in 1998 is an impairment loss of $695,138, representing the net book value of telephone system equipment that was removed from service.

5.    INTANGIBLE AND OTHER ASSETS

      Intangible and other assets consist of the following:

                                                                                               December 31,
                                                                               -------------------------------------------
                                                                                         1997              1998
       Intangible and other assets:
          Acquired telephone contracts                                             $  59,064,429    $  63,835,844
          Noncompete agreements                                                          403,611          568,611
          Deferred loan costs                                                          8,299,067        8,299,067
          Goodwill                                                                    79,970,642       84,530,834
          Other intangibles                                                              526,385          694,493
                                                                                   -------------    -------------

                                                                                     148,264,134      157,928,849
        Less accumulated amortization                                                (15,157,562)     (42,640,007)
                                                                                   -------------    -------------

                                                                                     133,106,572      115,288,842

       Deposits                                                                          416,384          400,540
       Recoverable Universal Service Fund  Fees - noncurrent portion                                      421,888
       Other assets - noncurrent portion
          of commission advances to facilities                                         1,017,811          475,538
                                                                                   -------------    -------------

                                                                                   $ 134,540,767    $ 116,586,808
                                                                                   =============    =============

6.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                                    December 31,
                                                        ---------------------------------
                                                               1997          1998
       Facility commissions                                $ 5,456,245   $ 8,007,248
       Billing and collection fees                           1,148,171     1,804,790
       Uncollectible call chargebacks                          990,135     5,267,345
       Accrued acquisition and financing
          costs                                              8,599,778     3,941,666
       Accrued interest                                      6,557,651       218,646
       Accrued excise taxes payable                          1,166,003     2,072,856
       Accrued dividends on preferred stock                    474,000       474,000
       Accrued restructure costs                                             654,245
       Accrued payroll and bonuses                                           778,633
       Other                                                   286,175       578,626
                                                           -----------   -----------

                                                           $24,678,158   $23,798,055
                                                           ===========   ===========

      The accrual for uncollectible call chargebacks represents a reserve for amounts collected from LECs that are expected to be charged back to the Company in future periods.

      The amount payable for acquisitions and financing costs includes a $2.3 million holdback of the purchase price of Security Telecom Corporation (see Note 2), which will be paid to the sellers after resolution of certain indemnifications, and an $870,000 deferred payment relating to the North American InTeleCom acquisition.

7.    LONG-TERM DEBT

      The following is a summary of long-term debt:

                                                                      DECEMBER 31,
                                                         -------------------------------------
                                                                1997            1998

       Senior Notes                                        $ 115,000,000    $ 115,000,000
       Senior Credit Facility
          Revolving loan facility                              2,000,000       14,500,000
          Term loan facility                                  48,500,000       49,500,000
       Note payable (see Note 2), with interest of 8.0%,
          due at maturity on February 19, 1999, and
          subordinate to borrowings of the Senior
          Notes and Senior Credit Facility                                        950,000
       Other                                                      86,301           32,729
                                                           -------------    -------------
                                                             165,586,301      179,982,729

       Less current portion of long-term debt                 (5,545,363)     (10,607,729)
                                                           -------------    -------------

                                                           $ 160,040,938    $ 169,375,000
                                                           =============    =============

      SENIOR NOTES - On June 27, 1997, the Company issued $115.0 million of 11% Senior Notes due 2007 (the "Senior Notes"). A portion of the proceeds of the issuance was used to repay substantially all of the Company's previous debt outstanding and to fund the purchase of Security Telecom Corporation. As a result of the repayment of the outstanding debt, and amendment of the Company's Senior Credit Facility, the Company incurred an extraordinary loss of $4.7 million resulting from the write-off of the unamortized deferred loan costs and the unamortized discount of the original senior subordinated notes.

      Interest on the Senior Notes is payable semiannually. All of the Company's subsidiaries (the "Subsidiary Guarantors") are fully, unconditionally, and jointly and severally liable for the Senior Notes. The Subsidiary Guarantors are wholly owned and constitute all of the Company's direct and indirect subsidiaries. The Company has not included separate financial statements of its subsidiaries because (a) the aggregate assets, liabilities, earnings and equity of such subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and (b) the Company believes that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

      The Senior Notes are redeemable at the Company's option on or after June 30, 2002. The Senior Notes are redeemable at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest:

       YEAR                                                          PERCENTAGE
       2002                                                           105.500%
       2003                                                           103.667%
       2004                                                           101.833%
       2005 and thereafter                                            100.000%

      At any time on or prior to June 30, 2000, the Company may redeem up to 30% of the Senior Notes originally issued at a redemption price of 111% of the principal amount, plus accrued and unpaid interest, with the proceeds of one or more Equity Offerings (as defined in the Senior Credit Facility).

      SENIOR CREDIT FACILITY - The Company amended and restated its Senior Credit Facility with a group of lenders in March 1999 in conjunction with the issuance of First Preferred Series A stock and warrants, as discussed in footnote 15. The amendment provides for an additional $5.5 million term loan facility that will bear interest at similar rates to borrowings under the Senior Credit Facility. The additional term loan facility matures on December 31, 2002.

      The Senior Credit Facility, as amended in March 1999, includes a $55 million term loan acquisition facility, a $5.5 million additional term loan facility, and a $25.0 million revolving loan facility (which includes a $5 million letter of credit facility). Scheduled principal payments under the term loan facilities cannot be reborrowed. Under the terms of the Senior Credit Facility, the term loan acquisition facility is amortized on a quarterly basis over five years beginning September 30, 1998, the additional term loan facility matures on December 31, 2002, and the revolving credit facility expires on December 31, 2002.

      Amounts outstanding under the Senior Credit Facility bear interest at a rate per annum equal to one of the following rates, at the Company's option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the lead bank's reference rate plus a margin that varies from 75 to 225 basis points, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior Credit Facility) or (ii) the London Interbank Offering Rate ("LIBOR") plus a margin that varies from 200 to 350 basis points, based on the Company's Total Debt to EBITDA Ratio. The Company pays a commitment fee on unused amounts of the Senior Credit Facility at the rate of 50 basis points. The blended interest rate in effect at December 31, 1998, on the Senior Credit Facility was 9.74%.

      Interest is payable quarterly, and scheduled principal installments on the term loan acquisition facility is due in quarterly installments of $2,750,000 beginning September 30, 1998 through December 31, 1998, decreasing to $2,406,250 on March 31, 1999, and increasing to $3,093,750 on March 31, 2000, and $3,437,500 on March 31, 2001, with the remaining unpaid balance due on December 31, 2002. The additional term loan facility is due on December 31, 2002. Both the revolving and the term loan facilities are collateralized by substantially all of the assets of the Company.

      INTEREST RATE CAP AGREEMENT - On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Company's Senior Credit Facility. At December 31, 1998, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan at 7.5%, plus the applicable LIBOR margin.

      COVENANTS AND OTHER - The Senior Notes and the Senior Credit Facility contain financial and operating covenants requiring, among other items, the maintenance of certain financial ratios, including total debt to free cash flow (as defined in the Senior Credit Facility), senior secured debt to free cash flow and various other ratios of free cash flow to specified minimums. In addition, the Senior Credit Facility contains various covenants, which, among other things, limit the Company's ability to incur additional indebtedness, restrict the Company's ability to invest in and divest of assets, and restrict the Company's ability to pay dividends. As of December 31, 1998, the Company was not in compliance with one of its financial covenant ratios under the Senior Credit Facility and was consequently required to obtain a waiver of default letter from its group of lenders. The financial covenant ratio, the fixed charge coverage ratio, which is a measure of the Company's debt service, capital expenditures, and income tax obligations to its free cash flow, was subsequently modified in the March 1999 amendment to the Senior Credit Facility. Based on this modification, the Company is in compliance with its debt covenants and would have been in compliance as of December 31, 1998. In the event the Company fails to comply with the covenants and other restrictions, as specified, it could be in default under the Senior Notes and the Senior Credit Facility and substantially all of the Company's long-term maturities could be accelerated.

      As a result of the issuance of the First Preferred Series A Stock and warrants discussed in Note 15, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waives the lenders' rights to the proceeds raised by the Company from the equity offering.

      At December 31, 1998, the scheduled maturities of long-term debt were as follows:

      1999                                                     $ 10,607,729
      2000                                                       12,375,000
      2001                                                       13,750,000
      2002                                                       28,250,000
      2003                                                                0
      Thereafter                                                115,000,000
                                                               ------------

                                                               $179,982,729
                                                               ============

8.    INCOME TAXES

      A summary of the income tax expense (benefit) is as follows:

                                                                One-Month
                                                              Period Ended
                                                               December 31,         Years Ended December 31,
                                                          --------------------   -------------------------------
                                                                 1996                  1997            1998
       Current income tax provision:
          Federal                                          $   (73,837)           $   228,461     $  (135,134)
          State                                                (10,260)               425,377         611,605
          Deferred income taxes                                 61,595             (1,295,508)
                                                           -----------            -----------     -----------

                                                           $   (22,502)           $  (641,670)    $   476,471
                                                           ===========            ===========     ===========

      The income tax expense (benefit) differs from statutory rates primarily because of permanent differences related to a valuation allowance on deferred tax assets, nondeductible write-off of debt discount expense and nondeductible goodwill amortization. The following is a reconciliation of the income tax benefit reported in the statement of operations:

                                                                       One-Month
                                                                     Period Ended
                                                                      December 31,             December 31,
                                                                   ----------------   ------------------------------
                                                                        1996              1997             1998
       Tax benefit at statutory rates                             $     (96,094)      $ (5,973,339)   $ (8,639,386)
       Effect of state income taxes                                     (13,284)          (301,595)       (521,679)
       Effect of nondeductible goodwill amortization                     86,876            675,910         759,953
       Nondeductible write-off of debt discount                                            332,163
       Valuation allowance on deferred tax assets                                        4,674,920       8,588,395
       Other                                                                               (49,729)        289,188
                                                                  -------------       ------------    ------------

                                                                  $     (22,502)      $   (641,670)   $    476,471
                                                                  =============       ============    ============

      The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

                                                                                                           DECEMBER 31,

                                                                                            ----------------------------------------

                                                                                                  1997                      1998


       Deferred income tax assets:
          Reserves for unbillable and uncollectible chargebacks                              $  1,486,129              $  3,214,286
          Other reserves                                                                          166,368                   689,786
          Amortization of intangibles                                                           2,210,171                 8,191,148
          Net operating loss carryforward                                                       1,872,004                 2,610,217
          Valuation allowance                                                                  (4,674,920)              (13,263,315)
                                                                                             ------------              ------------

                                                                                                1,059,752                 1,442,122

       Deferred income tax liability:

          Depreciation and amortization                                                        (1,059,752)               (1,442,122)
                                                                                             ------------              ------------
       Net deferred income tax asset (liability)                                             $         -               $        -
                                                                                             ============              ============

      This net deferred income tax liability is classified in the consolidated balance sheet as follows:

                                                                                                      December 31,
                                                                                          -------------------------------------
                                                                                               1997                   1997
       Current asset                                                                       $ 1,059,752             $ 1,442,122
       Noncurrent liability                                                                 (1,059,752)             (1,442,122)
                                                                                           -------------           ------------

                                                                                           $        -              $        -
                                                                                           =============           ============

      The Company has established a valuation allowance for deferred tax assets primarily as a result of operating and extraordinary losses. The Company was unable to determine that it is more likely than not that the deferred tax assets will be realized. The Company has accumulated a federal income tax net operating loss carryforward of approximately $7.7 million through December 31, 1998 of which $317,000 and $7.4 million will expire in 2017 and 2018, respectively.

9.    STOCKHOLDERS' EQUITY

      COMMON STOCK - The authorized common stock of the Company includes 49,600 shares of Class A common stock and 400 shares of Class B common stock. Holders of the shares of the Company's Class A and the Company's Class B common stock have identical rights and privileges except that holders of the Company's Class B common stock are entitled to four votes a share as compared to one vote per share for holders of the Company's Class A common stock.

      In September 1998, an employee exercised his option, received in connection with a previous acquisition, to purchase 100 shares of the Company's Class A common stock for $2,000 per share. Additionally, in November 1998, a former employee exercised options to purchase 33 shares of the Company's Class A common stock for $2,000 per share.

      Issued and outstanding shares of Class A common stock as of December 31, 1997 and 1998, were 15,800 shares and 15,933 shares, respectively. Issued and outstanding shares of Class B common stock as of December 31, 1997 and 1998, were 400 shares. The Class B common stock is convertible into four shares of Class A common stock upon the occurrence of a major event, as defined.

      SENIOR PREFERRED STOCK - In connection with the acquisitions of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc. as discussed in Note 2, the Company issued 5,925 shares of senior preferred stock to former stockholders of the acquired companies. The preferred stockholders have no voting rights and are entitled to receive cumulative dividends at the rate of $80 per share per annum, payable quarterly, when declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Company (voluntary or involuntary), the holders of the preferred stock shall be entitled to receive a preference over common stockholders in any distribution of assets of the Company, equal to $1,000 per share plus cumulative unpaid dividends. Upon the occurrence of a major event, which includes (i) a sale of all or substantially all the assets of the Company or (ii) a registered public offering of equity interests with gross proceeds of at least $20.0 million under the Securities Act of 1933, as amended, the Company is required to redeem the outstanding shares of preferred stock at a price equal to $1,000 a share plus cumulative unpaid dividends. Each holder of preferred stock is entitled to convert each preferred share into 0.08505 shares of Class A common stock, at the option of the holder, at any time after the date of issuance and on or prior to the occurrence of a major event, as defined.

      In addition to the senior preferred stock discussed above, the Company is authorized to issue up to 44,000 shares of junior preferred stock, of which no shares had been issued as of December 31, 1998.

      In March 1999, the Company issued 5,000 shares of newly authorized First Preferred Series A Stock as discussed in footnote 15.

      WARRANTS - At the acquisition date, the Company entered into a warrant agreement with certain of its senior subordinated note holders, which granted the note holders the right to purchase 1,085 shares of Class A common stock at an exercise price of $.01 a share, which was below the market value of the underlying shares at that date. Accordingly, as of December 31, 1996, approximately $1,085,500 of the proceeds of the senior subordinated note borrowings were allocated to these warrants and were recorded as additional paid-in capital. The $1,085,500, net of accumulated amortization, was written off in 1997 as part of the extraordinary loss on debt extinguishment upon the issuance of the Senior Notes and the related repayment of the outstanding balances under the previous Senior Credit Facility.

      At the acquisition date, the Company also entered into various warrant agreements with its other subordinated lenders along with its Class B common stockholders that granted such holders the right to purchase 6,230 shares of Class A common stock of the Company upon terms established by the Board of Directors. In conjunction with the issuance of the Senior Notes, 1,059 of these warrants were terminated. The remaining 5,171 warrants are exercisable in whole or part, at various dates through December 27, 2006, at warrant prices ranging from $1,000 to $3,000 a share.

      In March 1999, the Company issued 5,000 warrants giving the holders of each warrant the right to acquire one share of the Company's Class A common stock for $1,000 per share, as discussed in footnote 15.

      OPTIONS - In connection with certain employment agreements in 1997 and 1998, the Company granted 691 and 896, respectively, options to acquire common stock at an exercise price equal to the fair market value of such shares at the date of grant. The options vest ratably over the term of the employment agreements and expire ten years from the date of grant.


      On May 26, 1998, the Company's Board of Directors approved the Evercom, Inc. 1998 Stock Option Plan (the "Plan"). The Plan provides for the grant of options to purchase shares of Class A common stock to certain officers and employees. The Company granted 56 options to employees on June 30, 1998. These options have a term of ten years, an exercise price equal to the fair market value of such shares at the date of grant and vest over five years.


      The following information summarize the shares subject to options:


                                                             Number of Shares        Weighted Average Exercise
                                                                                          Price Per Share
                                                              1997         1998           1997            1998
                                                              ----         ----           ----            ----
        Options outstanding, beginning of year                             691                          $2,000
        Granted                                                691         952           2,000           2,000
        Exercised                                                         (33)                           2,000
        Cancelled                                                         (55)                           2,000
                                                         ---------   ---------
        Options outstanding, end of year                       691       1,555          $2,000          $2,000
                                                               ===       =====
        Options exercisable, end of year                       106         291
                                                                ==         ===

      The following table summarizes information about options outstanding at December 31, 1998:


                                                                   WEIGHTED AVERAGE REMAINING  WEIGHTED AVERAGE EXERCISE
            RANGE OF EXERCISE PRICE         NUMBER OUTSTANDING          CONTRACTUAL LIFE                 PRICE
                     $2,000                       1,555                       9.92                       $2,000


      The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. Accordingly, no compensation cost has been recognized for such option grants. Had compensation cost for the

      Company's options been determined based upon the fair value at the grant dates for awards consistent with the method prescribed by the SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss would have been as follows:

                                                                                YEARS ENDED DECEBER 31,
                                                                           -----------------------------------
                                                                                  1997             1998
            COMPENSATION COST DISCLOSURE

            Compensation Cost                                                       $ 207,000       $ 344,000

            Net Loss:
                  As reported                                                     (16,926,974)    (25,886,429)
                  Pro forma                                                       (17,133,974)    (26,230,429)

            Stock option share data:
                  Stock options granted during the period                                 691             952
                  Weighted average option fair value (a)                                $ 900           $ 720

          ________________

          (a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volitility of 0%; expected dividend yield of 0%; expected option term of ten years and risk-free rate of return of 6.09% and 4.5% for the options granted in 1997 and 1998, respectively.


10.   RELATED-PARTY TRANSACTIONS

      One of the Company's subsidiaries leased office space from a stockholder under a month-to-month lease with monthly rentals of $3,000. This lease expired on December 31, 1996. Subsequently, the Company entered into a new lease agreement with the stockholder, with monthly payments in 1997 and 1998 of $9,083 and $9,812, respectively. The lease term extends through December 31, 2001, at which time the Company has an option to extend the lease for an additional five years.

      A stockholder of the Company earns a commission based on the net operating income, as defined by the commission agreement, generated from one of the Company's contracts. The Company paid $300,000 to this stockholder in accordance with this commission agreement during the year ended December 31, 1998.

      In conjunction with the formation of the Company in 1996 and the consummation and original financing of the acquisitions of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc., the Company paid transaction fees and expenses of $1,670,000 to three companies affiliated with certain stockholders that have been capitalized in the acquisitions.

      The Company entered into a management services and consulting agreement with a company affiliated with certain stockholders, along with separate consulting agreements with four stockholders who are former employees of the acquired companies. These agreements require the payment of aggregate minimum annual consulting fees over the agreement life in the following amounts:

          1999                                                   $500,000
          2000                                                    200,000
          2001                                                    200,000
          2002                                                    100,000


      These agreements also provide for the reimbursement of direct expenses along with future payments for transaction consulting services. One of the agreements entitles an affiliate of certain stockholders to a 1% fee based on the gross acquisition price for any asset or stock acquisitions by the Company. This agreement, which expires in December 1999, limits the cumulative acquisition fees paid to this consultant to an amount not to exceed $1,250,000 over the life of the agreement. In 1997 and 1998, the Company paid $187,000 and $666,000, respectively, under the terms of this agreement and $591,250 and $0 were recorded as a liability at December 31, 1997 and 1998, respectively. This agreement also provides for an additional payment upon the refinancing of certain senior subordinated notes outstanding. In conjunction with the offering of the Senior Notes, the Company paid $200,000 under the terms of this agreement.

      The management services and consulting agreement has a three-year term and is cancelable at either party's discretion, with all consulting fees under the remaining term of the agreement to be paid upon the date of termination. The remaining consulting agreements are cancelable only at the option of the consultants and expire over one- to five-year terms. In connection with these agreements, the Company paid $478,000 and $300,000 during the years ended December 31, 1997 and 1998, respectively.

11.   BENEFIT PLAN

      The Company's subsidiaries sponsor 401(k) savings plans for the benefit of eligible full-time employees, which are qualified benefit plans in accordance with the Employee Retirement Income Security Act ("ERISA"). Employees participating in the plan can generally make contributions to the plan of up to 15% of their compensation. The plans provide for discretionary matching contributions by the Company of up to 50% of an eligible employee's contribution. Total plan expenses were $3,517 for the one-month ended December 31, 1996, and $5,115 and $5,490 for the years ended December 31, 1997 and 1998, respectively.

12.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES - The Company leases office furniture, office space and vehicles under various operating lease agreements. Rent expense under these operating lease agreements was $19,900 during the one-month ended December 31, 1996, and $496,967 and $919,085 during the year ended December 31, 1997 and 1998, respectively. Minimum future rental payments under noncancelable operating leases for each of the next five years and thereafter and in the aggregate are:

       Year ending December 31:
          1999                                                                   $    652,353
          2000                                                                        458,571
          2001                                                                        431,203
          2002                                                                        329,238
          2003                                                                        311,350
          Thereafter                                                                1,317,250
                                                                                 ------------

                                                                                 $  3,499,965
                                                                                 ============

      MINIMUM COMMISSIONS - In the normal course of business, the Company pays commissions to correctional facilities generally based on call volume revenues. In certain situations, the Company will enter into a minimum commission guarantee with the correctional facility. The minimum guarantee is developed based on, among other things, an expected base level of call traffic. The Company's three-year contract with one of its customers provides for minimum annual commissions of approximately $10 million per year. Call traffic, and therefore revenues generated from the contract in the initial period of operation were substantially below initial projections. As a result of the shortfall, the Company and its customer have agreed to review the results for the initial period of operation, review the causes for the shortfall and negotiate the guaranteed commission amount. The Company has recorded a liability for the minimum commission based on its estimate of the most likely outcome of the negotiations. The maximum potential payment required under the original minimum commission guarantee at December 31, 1998 was approximately $2.9 million. Under the terms of the contract, any minimum guarantee payment due is not required to be made until the year 2000. Management of the Company believes that the Company has adequately accrued for the commission liability as of December 31, 1998 and that the final negotiated commission payment will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

      EMPLOYMENT AGREEMENTS - As of December 31, 1998, the Company had entered into employment agreements with certain key management personnel, which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control (as defined).

      LITIGATION - The Company is subject to various legal proceedings and claims that arise in the ordinary course of business operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the financial statements of the Company.

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," the Company is required to disclose an estimate of the fair value of the Company's financial instruments. The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of the short-term maturities of such instruments. In addition, because the interest rates on the amounts borrowed under the Senior Credit Facility are variable, their fair values approximate their carrying values.

   The fair value of the Senior Notes is based on their quoted market value. The following is a summary of the carrying value of the Company's debt instruments:

                                                DECEMBER 31, 1997                                DECEMBER 31, 1998
                                   ---------------------------------------------   ------------------------------------------
                                        HISTORICAL                                        HISTORICAL
                                      CARRYING VALUE             FAIR VALUE             CARRYING VALUE          FAIR VALUE


     Senior Notes                     $115,000,000               $123,912,500             $115,000,000          $109,434,000

     Senior Credit Agreement            50,500,000                 50,500,000               64,000,000            64,000,000

14. RESTRUCTURING AND OTHER COSTS

   RESTRUCTURING COSTS - During 1998, management authorized and committed to a plan of restructure. The plan provides for the consolidation of certain operations, including the closing of a number of office locations and reducing the workforce by approximately 21 employees and certain management positions. Based on the finalization of estimates included within the plan and the actual undertaking of certain actions in accordance with the plan, management made revisions to the original estimates during the fourth quarter. The revisions primarily relate to the final determination of the number of employees terminated, which resulted in 19 terminations, the unexpected subletting of certain facilities, and a refinement of expected legal and other costs. Although certain specific actions of the plan were modified, the overall plan for restructuring the Company is expected to be completed at a total cost of approximately $200,000 less than the original provision.

   Original restructuring reserves were established totaling $1.4 million, of which $200,000 was reversed in the fourth quarter. Of the adjusted amount, $600,000 was reserved for severance and related costs, $200,000 for the office leases and $400,000 for legal and other costs.

   Major categories of the restructuring reserve and the amounts incurred are summarized below:

                                                                          Amounts
                                                                         Charged to             Amounts
                                                                         Earnings in          Incurred in
                                                                            1998                 1998
                                                                      ----------------       --------------
     Severance and related costs                                            $  614,678            $252,885
     Leased facilities                                                         217,902              68,449
     Legal and other costs                                                     379,685             236,685
                                                                            ----------            --------
                                                                            $1,212,265            $558,019
                                                                            ==========            ========

   OFFERING COSTS - During 1998, the Company incurred $531,025 of external costs associated with a potential offering of equity securities. Due to the postponement of the equity offering, these costs were expensed in 1998.

   FEDERAL BID COSTS - During 1997, the Company incurred $399,817 of external costs associated with a bid for the Federal Bureau of Prisons contract. The Company was unsuccessful in obtaining the contract. The contract award has been appealed; however, the Company has expensed all costs associated with the bid.

   EXTRAORDINARY LOSS- During 1997, as a result of the repayment of outstanding indebtedness and amendments of the Senior Credit Facility, the Company expensed approximately $4.7 million of debt issuance, legal and other costs associated with the extinguishment of the prior credit facilities. These amounts have been classified as an extraordinary loss in accordance with the provisions of SFAS No. 4, "Reporting Gains and Losses From the Extinguishment of Debt."

15. SUBSEQUENT EVENTS

   In March 1999, the Company raised $5 million of equity from its existing shareholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series A Stock and a warrant to acquire one share of the Company's Class A common stock for $1,000 per share.

   The First Preferred Series A Stock will be entitled to receive dividends at the applicable First Preferred Series A Rate, payable quarterly commencing on April 1, 1999. Such dividends will be payable out of funds legally available therefor, will be payable only when, as, and if declared by the Board of Directors, shall be cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series A Rate until paid. The First Preferred Series A Rate will be eight percent per annum through March 31, 2001, will be ten percent per annum from April 1, 2001 through June 30, 2001 and thereafter will increase by 0.5% for each additional three month period up to a maximum of 16% per annum. The First Preferred Series A Stock ranks senior to all classes of common stock but ranks junior to the Senior Preferred Stock of the Company with respect to dividend rights and rights upon liquidation. The warrants have a strike price of $1,000 per share and will expire if not sooner exercised on December 31, 2007.

   In conjunction with the March 1999 equity offering, the preferred dividend rates on the original Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series A Stock.

   Also in March 1999, in conjunction with the issuance of the First Preferred Series A Stock and warrants, the Company amended and restated its Senior Credit Facility, as discussed further in footnote 7. The amendment increased the Company's borrowing capacity under the term loan facility of the Senior Credit Facility by $5.5 million.


                                    ******

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
 AmeriTel Pay Phones, Inc.:

We have audited the accompanying balance sheet of AmeriTel Pay Phones, Inc. (the "Company") as of November 30, 1996, and the related statement of income, stockholder's equity and cash flows for the eleven months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


DELOITTE & TOUCHE LLP
Dallas, Texas
April 4, 1997

                           AMERITEL PAY PHONES, INC.

                                 BALANCE SHEET

                                                                                                 NOVEMBER 30,
ASSETS                                                                                               1996
                                                                                            ----------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                           $    80,664
   Accounts receivable                                                                                   5,546,304
   Stock subscriptions receivable                                                                        1,061,384
   Refundable income taxes                                                                                 342,986
   Inventories                                                                                             785,438
   Prepaid expenses                                                                                         34,646
   Deferred tax asset                                                                                      396,752
                                                                                                       -----------

           Total current assets                                                                          8,248,174

PROPERTY AND EQUIPMENT                                                                                   4,521,521

INTANGIBLE AND OTHER ASSETS                                                                             14,114,958
                                                                                                       -----------

TOTAL                                                                                                  $26,884,653
                                                                                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                                    $ 1,429,916
   Accrued expenses                                                                                      3,289,957
   Current maturities of long-term debt                                                                  1,824,907
                                                                                                       -----------

           Total current liabilities                                                                     6,544,780

LONG-TERM DEBT                                                                                          13,019,811

DEFERRED INCOME TAXES                                                                                      425,689

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 500,000 shares authorized;
      244,800 shares issued and outstanding (liquidation value of
      $1,534,157 at November 30, 1996)                                                                       2,448
   Common stock, $.01 par value, 10,000,000 shares authorized;
      3,519,315 shares issued and outstanding as of
      November 30, 1996                                                                                     35,193
   Additional paid-in capital                                                                            3,704,863
   Retained earnings                                                                                     3,151,869
                                                                                                       -----------

           Total stockholders' equity                                                                    6,894,373
                                                                                                       -----------

TOTAL                                                                                                  $26,884,653
                                                                                                       ===========

See notes to financial statements.

                           AMERITEL PAY PHONES, INC.

                              STATEMENT OF INCOME

                                                                                                 ELEVEN MONTHS
                                                                                                     ENDED
                                                                                                  NOVEMBER 30,
                                                                                                      1996
                                                                                            ------------------------
OPERATING REVENUE                                                                                  $29,305,641

OPERATING EXPENSES:
   Telecommunication costs                                                                          13,728,316
   Facility commissions                                                                              6,086,469
   Field operations and maintenance                                                                  1,166,063
   Selling, general and administrative                                                               2,281,177
   Depreciation                                                                                        536,264
   Amortization of intangibles                                                                       1,624,017
   Nonrecurring expenses                                                                               684,320
                                                                                                   -----------

           Total operating expenses                                                                 26,106,626
                                                                                                   -----------

OPERATING INCOME                                                                                     3,199,015

OTHER (INCOME) EXPENSE:
   Interest income                                                                                     (20,816)
   Interest expense                                                                                  1,375,701
   Other, net                                                                                           38,881
                                                                                                   -----------

           Total other (income) expense                                                              1,393,766
                                                                                                   -----------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY LOSS                                                                                1,805,249

INCOME TAXES                                                                                           693,001
                                                                                                   -----------

INCOME BEFORE EXTRAORDINARY LOSS                                                                     1,112,248

EXTRAORDINARY LOSS FROM EARLY
   EXTINGUISHMENT OF DEBT                                                                               52,353
                                                                                                   -----------

NET INCOME                                                                                         $ 1,059,895
                                                                                                   ===========

See notes to financial statements.

                           AMERITEL PAY PHONES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY


                                                 PREFERRED       COMMON STOCK        ADDITIONAL
                                                            ----------------------    PAID-IN     RETAINED
                                                   STOCK       SHARES      AMOUNT     CAPITAL     EARNINGS        TOTAL
                                                 ---------  ------------  --------  -----------  -----------   -----------
BALANCE, JANUARY 1, 1996                            $2,448     3,233,854    32,338    2,292,548    2,209,682     4,537,016

   Issuance of common stock                                      285,461     2,855    1,412,315                  1,415,170
   Preferred stock dividends ($0.48 per share)                                                      (117,708)     (117,708)
   Net income                                                                                      1,059,895     1,059,895
                                                 ---------  ------------  --------  -----------  -----------   -----------

BALANCE, NOVEMBER 30, 1996                          $2,448     3,519,315   $35,193   $3,704,863   $3,151,869    $6,894,373
                                                 =========  ============  ========  ===========  ===========   ===========

See notes to financial statements.

                          AMERITEL  PAY PHONES, INC.

                            STATEMENT OF CASH FLOWS

                                                                                                    ELEVEN
                                                                                                    MONTHS
                                                                                                     ENDED
                                                                                                 NOVEMBER 30,
                                                                                                     1996
                                                                                                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                    $ 1,059,895
   Adjustments to reconcile net income to net cash provided by operating activities:
      Extraordinary loss                                                                              52,353
      Depreciation and amortization                                                                2,160,281
      Deferred income taxes                                                                          (35,524)
      Changes in operating assets and liabilities:
         Accounts receivable                                                                      (3,803,925)
         Inventory                                                                                   271,286
         Prepaid expenses                                                                             44,880
         Accounts payable                                                                          1,092,431
         Accrued expenses                                                                          1,460,005
         Income taxes                                                                                266,149
                                                                                                 -----------

           Net cash provided by operating activities                                               2,567,831
                                                                                                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                           (1,516,236)
   Cash outflows for acquisition of facility contracts                                            (4,698,468)
                                                                                                 -----------

           Net cash used in investing activities                                                  (6,214,704)
                                                                                                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt borrowings                                                         5,600,000
   Proceeds from issuance of common stock                                                             19,501
   Payments of long-term debt                                                                     (2,645,282)
   Dividends paid on common and preferred stock                                                     (137,708)
                                                                                                 -----------

           Net cash provided by financing activities                                               2,836,511
                                                                                                 -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                               (810,362)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       891,026
                                                                                                 -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $    80,664
                                                                                                 ===========

SUPPLEMENTAL INFORMATION:
   Cash paid for interest                                                                        $ 1,489,076
                                                                                                 ===========

   Cash paid for income tax                                                                      $   462,380
                                                                                                 ===========

   Noncash transactions:
      Issuance of common stock upon exercise of stock options in exchange
         for stock subscriptions receivable, along with the related tax benefit                  $ 1,395,669
                                                                                                 ===========

      Amounts payable for acquisitions                                                           $   310,000
                                                                                                 ===========

See notes to financial statements.

                           AMERITEL PAY PHONES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS - AmeriTel Pay Phones, Inc. (the "Company"), which was incorporated on June 6, 1991, owns, operates and maintains telephone systems under contracts with correctional facilities in 30 states, with the majority of its installations in Missouri, Kansas, Iowa, Indiana, Minnesota and Nebraska.

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

   PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, such as estimates of allowances for unbillable and uncollectible chargebacks, that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, cash and cash equivalents include cash on hand and cash investments with a remaining maturity at the date of purchase of three months or less.

   ACCOUNTS RECEIVABLE - Trade accounts receivable represent amounts billed for calls placed through the Company's telephone systems to the various LECs or third-party billing services, net of advance payments received, and an allowance for unbillable and uncollectible calls based on historical experience for estimated chargebacks to be made by the LECs. Under account advance agreements with various third-party billing services, advance payments equal to a percentage of the outstanding billed receivables are remitted to the Company when calls are submitted to the third-party billing service, and the Company grants a lien to the third-party billing service on the related accounts receivable for the advance. The remainder of the billed receivable is paid to the Company, net of the advance amount, after the third-party billing service has collected the amounts receivable from the respective LECs. Interest is charged on the advance payment at varying rates.

   INVENTORIES - Inventories are stated at the lower of cost, as determined using the weighted average cost method, or market. Inventory is primarily composed of equipment available for installation on new contracts and supplies and parts for the telephone systems serviced by the Company.

   PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of property and equipment:

     ASSET                                                                              USEFUL LIFE
     Leasehold improvements                                                             Term of lease
     Telephone system equipment                                                         7.5 to 10 years
     Vehicles                                                                           5 years
     Office equipment                                                                   3 to 7 years

   Maintenance and repairs are expensed when incurred, and major repairs that extend an asset's useful life are capitalized. When items are retired or disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings.

   INTANGIBLE AND OTHER ASSETS - Intangible and other assets primarily include amounts allocated to acquired facility contracts, noncompete agreements, goodwill and other intangible assets, which are stated at cost, along with the long-term portion of customer advances. Amortization of intangible assets is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of intangible assets:

     INTANGIBLE ASSET                                                                   USEFUL LIFE
     Acquired facility contracts                                                        7.5 years
     Noncompete agreements                                                              Agreement term
     Deferred loan costs                                                                Loan term
     Other intangibles                                                                  5 to 20 years
     Goodwill                                                                           15 years

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

   INCOME TAXES - The Company accounts for income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are provided for temporary differences between the financial statement and tax bases of the assets and liabilities using current tax rates.

   REVENUE RECOGNITION - Revenues are recognized during the period the calls are made. In addition, during the same period, the Company accrues the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

   FACILITY COMMISSIONS - Under the terms of the Company's telephone system contracts with correctional facilities, the Company pays commissions to these facilities generally based on call volume revenues, which are accrued during the period the revenues are generated.

   FINANCIAL INSTRUMENTS - The Company's financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and long-term debt are a reasonable estimate of their fair value because of the short-term maturities of such instruments or, in the case of the revolving credit facility borrowings, because of the floating interest rates on such borrowings. In the case of the subordinated promissory notes to related parties, which bear a fixed interest rate, the Company believes that the current interest rates on these notes approximate the rates that could be currently negotiated with such related parties.

2. ACQUISITIONS

   During the eleven months ended November 30, 1996, the Company acquired facility contracts and the related facility equipment from various other independent inmate phone operators for purchase prices aggregating $5.0 million.

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

   The excess of the total purchase prices over the fair values of the assets acquired represented goodwill. In connection with the acquisitions, assets were acquired, and liabilities were assumed as follows:

                                                                                           ELEVEN MONTHS
                                                                                               ENDED
                                                                                           NOVEMBER 30,
                                                                                               1996
                                                                                          ---------------
     Purchase prices:
        Net cash paid                                                                          $4,698,468
        Amounts payable to sellers                                                                310,000
                                                                                               ----------

     Total purchase price                                                                       5,008,468

     Estimated fair values of tangible and
        identifiable intangible assets acquired                                                 4,121,809
                                                                                               ----------

     Goodwill                                                                                  $  886,659
                                                                                               ==========

   The following table presents unaudited pro forma results of operations of the Company for the eleven months ended November 30, 1996, as if the 1996 acquisitions had occurred at the beginning of 1996:

                                                                                                  1996
                                                                                                  ----
                                                                                               (UNAUDITED)
     Net sales                                                                                  $31,929,045
                                                                                                ===========

     Income before extraordinary loss                                                           $ 1,308,344
                                                                                                ===========

     Net income                                                                                 $ 1,255,991
                                                                                                ===========

   The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the year, nor do they purport to be indicative of the future results of operations of the Company.

   In connection with two of the acquisitions in 1996, the Company recorded amounts payable to the sellers of $310,000, the payment of which was contingent upon the fulfillment of certain stipulations that the Company believed were probable of being met. In the event that the stipulations were not met and the full balance was not paid by the Company, intangible assets previously recorded on these acquisitions would be reduced.

3. ACCOUNTS RECEIVABLE

   Accounts receivable consist of the following:

                                                                                             NOVEMBER 30,
                                                                                                 1996
                                                                                                 ----
     Trade accounts receivable                                                                 $6,895,904
     Advance commissions receivable                                                               353,378
     Employees and other                                                                           50,670
                                                                                               ----------

                                                                                                7,299,952

     Less advances on receivables                                                                (719,093)
     Less allowance for unbillable and uncollectible chargebacks                               (1,034,555)
                                                                                               ----------

                                                                                               $5,546,304
                                                                                               ==========

   At November 30, 1996, the Company had advanced commissions to certain facilities of $843,378, which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

4. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                                                               NOVEMBER 30,
                                                                                                  1996
                                                                                                  ----
     Leasehold improvements                                                                    $   59,145
     Telephone system equipment                                                                 5,159,020
     Vehicles                                                                                     138,914
     Office equipment                                                                             334,543
                                                                                               ----------

                                                                                                5,691,622

     Less accumulated depreciation and amortization                                            (1,170,101)
                                                                                               ----------

                                                                                               $4,521,521
                                                                                               ==========

   Substantially all of the Company's property and equipment is collateral for the Company's long-term debt.

5. INTANGIBLE AND OTHER ASSETS

   Intangible and other assets consist of the following:

                                                                                              NOVEMBER 30,
                                                                                                  1996
                                                                                                  ----
     Intangible assets:
       Acquired facility contracts                                                              $11,432,435
       Noncompete agreements                                                                        375,000
       Goodwill                                                                                   5,088,960
       Other intangibles                                                                            100,945
                                                                                                -----------

                                                                                                 16,997,340

     Less accumulated amortization                                                               (3,372,382)
                                                                                                -----------

     Total intangible assets                                                                     13,624,958

     Other assets - noncurrent portion of commission
        advances to facilities                                                                      490,000
                                                                                                -----------

                                                                                                $14,114,958
                                                                                                ===========

6. ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                                                        NOVEMBER 30,
                                                                                            1996
                                                                                            ----
     Billing and collection fees                                                          $  420,338
     Facility commissions                                                                    722,769
     Long-distance charges                                                                 1,399,180
     Recurring and special bonuses                                                           521,875
     Other                                                                                   225,795
                                                                                          ----------

                                                                                          $3,289,957
                                                                                          ==========

7. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                                            NOVEMBER 30,
                                                                                                1996
                                                                                          -----------------
     Revolving credit facility advances                                                         $12,600,000

     Subordinated promissory note payable to a related party, with
        interest at 10%, due on December 31, 2001                                                   800,000

     Subordinated promissory notes payable to a related party, with interest of 10%, payable in quarterly installments of
        $106,472 until maturity on March 31, 2001, collateralized by
        a security interest in certain facility equipment and contracts                           1,244,718


     Amount payable in connection with a facility contract
        acquisition, due in February 1999                                                           200,000
                                                                                                -----------

                                                                                                 14,844,718

     Less current maturities of long-term debt                                                   (1,824,907)
                                                                                                -----------

                                                                                                $13,019,811
                                                                                                ===========

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

   Scheduled principal maturities on long-term debt for the five years subsequent to December 31, 1996, are as follows:

     1997                                                                                     $ 1,824,907
     1998                                                                                       2,374,490
     1999                                                                                       3,194,374
     2000                                                                                       3,122,947
     2001                                                                                       4,328,000
                                                                                              -----------

                                                                                              $14,844,718
                                                                                              ===========

   In conjunction with the sale of the Company, as discussed in Note 14, all of the outstanding debt was repaid.

8. INCOME TAXES

   The provision for income taxes for the eleven months ended November 30, 1996, is as follows:

                                                                                                 1996
                                                                                            ---------------
     Current taxes payable:
        Federal                                                                                   $609,228
        State                                                                                      119,297
     Deferred income taxes                                                                         (35,524)
                                                                                                  --------

                                                                                                  $693,001
                                                                                                  ========

   The provision for income taxes differs from statutory rates primarily as a result of state income taxes and permanent differences. The following is a reconciliation of income taxes reported in the statement of operations:

                                                                                                 1996
                                                                                            ---------------
     Tax at statutory rates                                                                       $613,785
     Effect of state income taxes                                                                  102,487
     Other                                                                                         (23,271)
                                                                                                  --------

                                                                                                  $693,001
                                                                                                  ========

   The tax effects of temporary differences giving rise to deferred income tax asset and liabilities were:

                                                                                             ELEVEN MONTHS
                                                                                                 ENDED
                                                                                              NOVEMBER 30,
                                                                                                  1996
                                                                                            ----------------
     Deferred tax asset:
        Allowance for unbillable and uncollectible chargebacks                                    $ 396,752

     Deferred tax liabilities:
        Depreciation and amortization                                                              (402,892)
        Other                                                                                       (22,797)
                                                                                                  ---------

                                                                                                   (425,689)
                                                                                                  ---------

     Net deferred income tax liability                                                            $ (28,937)
                                                                                                  =========

   This net deferred income tax liability is classified in the balance sheet as follows:

                                                                                               ELEVEN MONTHS
                                                                                                   ENDED
                                                                                                NOVEMBER 30,
                                                                                                    1996
                                                                                              ----------------
     Current asset                                                                                  $ 396,752
     Noncurrent liability                                                                            (425,689)
                                                                                                    ---------

                                                                                                    $ (28,937)
                                                                                                    =========

9. STOCKHOLDERS' EQUITY

   STOCK OPTIONS - On May 1, 1994, the Board of Directors of the Company adopted a stock option agreement for certain employees and consultants of the Company. On the same date, the Board of Directors granted options for 233,335 shares of common stock at $.765 per share, the then-estimated fair market value per share of common stock of the Company that were exercisable at any time for a period of up to ten years from the date of grant.

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

   During 1996, no additional stock options were granted to employees, and employees exercised all remaining unexercised options prior to the sale of the Company, as discussed in Note 14. The following is a summary of changes in stock options during 1996:

                                                                                                     EXERCISE
                                                                                                     WEIGHTED
                                                                                                     AVERAGE
                                                                                    NUMBER OF         PRICE
                                                                                      SHARES        PER SHARE
     Outstanding at January 1, 1996                                                  285,461          3.790

        Exercised during 1996                                                       (285,461)         3.790
                                                                                  ----------

     Outstanding at November 30, 1996                                                      -
                                                                                  ==========

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation has been recognized since stock options granted under these plans were at exercise prices, which approximated market value at the grant date. Had the Company implemented SFAS No. 123, "Accounting for Stock-Based Compensation" the implementation would not have affected the net income of the Company for the eleven months ending November 30, 1996, because no options were granted during the period and because options granted prior to 1996 were fully vested.

   In connection with the issuance of shares of the Company's common stock for exercised options in 1996, the Company recognized, as increases in common stock and additional paid-in capital, the aggregate exercise price of $1,080,885, along with the tax benefits related to such options of $334,285. At November 30, 1996, the Company had recorded stock subscriptions receivable of $1,061,384 from certain employees for unpaid exercise proceeds, which were subsequently collected by the Company in December 1996.

   PREFERRED STOCK - The preferred stock accrues dividends at 8% for the one-year period ending on the first anniversary of the original issue date, 10% until the second anniversary date and 12% thereafter. The preferred stock is convertible any time into 244,800 shares of common stock on an after-stock-conversion basis. During 1996, $137,708 of the cash dividends were paid on the preferred stock.

   In conjunction with the sale of the Company, as discussed in Note 14, all outstanding shares of preferred stock were redeemed.

10. RELATED PARTY TRANSACTIONS

   In addition to the related party notes payable discussed in Note 7 and the stock subscription receivables related to exercised stock options discussed in Note 9, during the eleven months ended November 30, 1996, the Company paid an affiliate of its majority stockholders a consulting fee of $37,500 and incurred certain legal costs on behalf of its stockholders, which are recorded as accounts receivable from such stockholders.

11. BENEFIT PLAN

   The Company sponsors a 401(k) savings plan for the benefit of eligible full-time employees; this is a qualified benefit plan in accordance with the Employee Retirement Income Security Act ("ERISA"). The employees participating in the plan can generally make contributions to the plan of up to 15% of their compensation. The plan provides for discretionary matching contributions by the Company of up to 50% of an eligible employee's contribution. No significant contributions to this plan were made by the Company during 1996.

12. OTHER COSTS

   NONRECURRING COSTS - During 1996, the Company incurred costs of $250,000 related to the settlement of a lawsuit related to a prior acquisition, along with special bonuses of $434,320 paid to key management at the date of the sale of the Company, as discussed in Note 14. These special bonuses were payable to key management upon the closing of the sale of the Company pursuant to a transaction bonus agreement with such employees, due and payable only upon the closing of the sale, a portion of which was attributable to the buyout of existing employment contracts with such employees.

   EXTRAORDINARY LOSS - In connection with the sale of the Company, all outstanding long-term debt was repaid, resulting in the expensing of existing unamortized debt issue costs of $52,353 (net of income tax benefit of $32,573). This loss has been classified as an extraordinary loss in accordance with the provisions of SFAS No. 4, "Reporting Gains and Losses From the Early Extinguishment of Debt."

13. COMMITMENTS AND CONTINGENCIES

   OPERATING LEASE - The Company leases office space under an operating lease agreement that expires on July 31, 1999. Rent expense under this and prior operating lease agreements was $61,050 during fiscal year 1996. The total remaining future minimum lease payments for the Company under the operating lease agreement are as follows:


     1997                                                                                        $ 66,600
     1998                                                                                          66,600
     1999                                                                                          38,850
                                                                                                 --------

                                                                                                 $172,050
                                                                                                 ========

   CONTINGENCIES - The Company is subject to various legal proceedings and claims that arise in the ordinary course of business operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the financial position of the Company or its results of operations.

14. SUBSEQUENT SALE OF COMPANY

   On December 27, 1996, Talton Holdings, Inc. acquired all of the outstanding common stock of the Company in a purchase business combination effective December 1, 1996. In conjunction with this transaction, all of the outstanding debt of the Company was repaid and all of the outstanding preferred stock was redeemed.

                                    ******

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
 Stockholders of Talton Telecommunications Corporation:

We have audited the accompanying consolidated balance sheet of Talton Telecommunications Corporation and subsidiary (the "Company") as of November 30, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the eleven months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

DELOITTE & TOUCHE LLP

Dallas, Texas
April 4, 1997

             TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET


                                                                                                         NOVEMBER 30,
ASSETS                                                                                                       1996
                                                                                                       ----------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                                 $  449,904
   Accounts receivable                                                                                        2,388,958
   Refundable income taxes
   Inventories                                                                                                  168,395
   Prepaid expenses                                                                                              55,788
   Deferred income tax asset                                                                                     54,400
                                                                                                             ----------

           Total current assets                                                                               3,117,445

PROPERTY AND EQUIPMENT                                                                                        4,119,147

INTANGIBLE AND OTHER ASSETS                                                                                     586,656
                                                                                                             ----------

TOTAL                                                                                                        $7,823,248
                                                                                                             ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                                          $  950,576
   Accrued expenses                                                                                           3,205,027
   Income taxes payable                                                                                         892,000
                                                                                                             ----------
           Total current liabilities                                                                          5,047,603

DEFERRED INCOME TAXES                                                                                           308,605

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $1.00 par value; 5,000 shares authorized,
      issued and outstanding                                                                                      5,000
   Retained earnings                                                                                          2,462,040
                                                                                                             ----------

           Total stockholders' equity                                                                         2,467,040
                                                                                                             ----------

TOTAL                                                                                                        $7,823,248
                                                                                                             ==========

See notes to consolidated financial statements.

             TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENT OF INCOME


                                                                                        ELEVEN MONTHS
                                                                                            ENDED
                                                                                         NOVEMBER 30,
                                                                                             1996
                                                                                             ----

OPERATING REVENUE                                                                         $24,357,473

OPERATING EXPENSES:
   Telecommunication costs                                                                  9,588,482
   Facility commissions                                                                     7,875,455
   Field operations and maintenance                                                           649,739
   Selling, general and administrative                                                      1,639,827
   Depreciation                                                                             1,001,982
   Amortization of intangibles                                                                122,180
                                                                                          -----------

           Total operating expenses                                                        20,877,665
                                                                                          -----------

OPERATING INCOME                                                                            3,479,808

OTHER (INCOME) EXPENSE:
   Interest income                                                                            (55,268)
   Interest expense                                                                           169,789
   Other, net                                                                                 (12,321)
                                                                                          -----------

           Total other (income) expense                                                       102,200
                                                                                          -----------

INCOME BEFORE INCOME TAXES                                                                  3,377,608

INCOME TAXES                                                                                1,223,989
                                                                                          -----------

NET INCOME                                                                                $ 2,153,619
                                                                                          ===========

See notes to consolidated financial statements.

             TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                             COMMON STOCK
                                                                          -----------------     RETAINED
                                                                            SHARES  AMOUNT      EARNINGS         TOTAL
                                                                            ------  -------    -----------    -----------
BALANCE, JANUARY 1, 1996                                                     5,000   $5,000     $  308,421     $  313,421

   Net income for the eleven months ended November 30, 1996                                      2,153,619      2,153,619
                                                                            ------  -------     ----------     ----------

BALANCE, NOVEMBER 30, 1996                                                   5,000   $5,000     $2,462,040     $2,467,040
                                                                            ======  =======     ==========     ==========

See notes to consolidated financial statements.

             TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                      ELEVEN MONTHS
                                                                                                          ENDED
                                                                                                       NOVEMBER 30,
                                                                                                           1996
                                                                                                           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                           $ 2,153,619
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                                                       1,124,162
      Deferred income taxes                                                                                 250,989
   Changes in operating assets and liabilities:
      Accounts receivable                                                                                  (180,563)
      Inventories                                                                                           142,233
      Prepaid expenses                                                                                      (55,788)
      Accounts payable                                                                                       14,007
      Accrued expenses                                                                                      (97,672)
      Income taxes payable                                                                                1,381,652
                                                                                                        -----------

            Net cash provided by operating activities                                                     4,732,639
                                                                                                        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                                  (1,287,703)
   Payments for intangible and other                                                                        (12,975)
                                                                                                        -----------

           Net cash used in investing activities                                                         (1,300,678)
                                                                                                        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                                                            (3,383,794)
                                                                                                        -----------

           Net cash used in financing activities                                                         (3,383,794)
                                                                                                        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                                        48,167

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                              401,737
                                                                                                        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                $   449,904
                                                                                                        ===========

SUPPLEMENTAL INFORMATION:
   Interest paid                                                                                        $   172,578
                                                                                                        ===========

   Income taxes refunded                                                                                $  (408,652)
                                                                                                        ===========

See notes to consolidated financial statements.

             TALTON TELECOMMUNICATIONS CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS - Talton Telecommunications Corporation (the "Company"), which was incorporated in 1973, owns, operates and maintains telephone systems under contracts with correctional facilities in Alabama, Mississippi, North Carolina and South Carolina. The Company also operates and maintains public pay telephone systems at various third-party property locations. The Company accumulates call activity from its various installations and bills its revenues related to this call activity through major local exchange carriers ("LECs") or through third-party billing services for smaller volume LECs, all of which are granted credit in the normal course of business with terms of between 30 and 60 days. The Company performs ongoing credit evaluations of its customers and maintains allowances for unbillable and uncollectible losses based on historical experience.

   PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, such as estimates of allowances and reserves for unbillable and uncollectible chargebacks, that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Talton Telecommunications of Carolina, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

   CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, cash and cash equivalents includes cash on hand and cash investments with a remaining maturity at the date of purchase of three months or less.

   ACCOUNTS RECEIVABLE - Trade accounts receivable represents amounts billed for calls placed through the Company's telephone systems to the various LECs or third-party billing services, net of an allowance for unbillable and uncollectible calls, based on historical experience, for estimated chargebacks to be made by the LECs.

   INVENTORIES - Inventories are stated at the lower of cost, as determined using the first-in, first-out ("FIFO") method of valuation or market. Inventory is primarily composed of equipment available for installation on new contracts and supplies and parts for the telephone systems serviced by the Company.

   PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation and amortization is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of property and equipment:

     ASSET                                                                       USEFUL LIFE

     Leasehold improvements                                                      15 to 39 years
     Telephone system equipment                                                  5 to 6 years
     Vehicles                                                                    5 years
     Office equipment                                                            5 to 7 years

   Maintenance and repairs are expensed when incurred, and major repairs that extend an asset's useful life are capitalized. When items are retired or disposed of, the related carrying value and accumulated depreciation are removed from the respective accounts, and the net difference less any amount realized from the disposition is reflected in earnings.

   INTANGIBLE AND OTHER ASSETS - Intangible and other assets include amounts allocated to acquired facility contracts, noncompete agreements, goodwill and other intangible assets, which are stated at cost. Amortization of intangible assets is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of intangible assets:

     INTANGIBLE ASSET                                                            USEFUL LIFE

     Acquired facility contracts                                                 Contract term
     Noncompete agreements                                                       Agreement term
     Goodwill                                                                    15 years

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

   INCOME TAXES - The Company accounts for income taxes using the liability method in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are provided for temporary differences between the financial statement and tax bases of the assets and liabilities using current tax rates.

   REVENUE RECOGNITION - Revenues are recognized during the period the calls are made. In addition, during the same period, the Company accrues the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

   FACILITY COMMISSIONS - Under the terms of the Company's telephone system contracts with correctional facilities, the Company pays commissions to these facilities generally based on call volume revenues that are accrued during the period the revenues are generated.

   FINANCIAL INSTRUMENTS - The Company's financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," include cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and long-term debt are a reasonable estimate of their fair value because of the short-term maturities of such instruments or, in the case of long-term debt, because of the floating interest rates on such long-term debt.

2. ACCOUNTS RECEIVABLE

   Accounts receivable consist of the following:

                                                                                            NOVEMBER 30,
                                                                                                1996
                                                                                          ----------------
     Trade accounts receivable                                                                 $2,390,864
     Amounts due from shareholders                                                                154,894
     Other                                                                                          3,200
                                                                                               ----------

                                                                                                2,548,958

     Less allowance for unbillable and uncollectible
        chargebacks                                                                              (160,000)
                                                                                               ----------

                                                                                               $2,388,958
                                                                                               ==========

3. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

                                                                                           NOVEMBER 30,
                                                                                               1996
                                                                                         -----------------
     Leasehold improvements                                                                   $   449,116
     Telephone system equipment                                                                 7,425,582
     Vehicles                                                                                     246,611
     Office equipment                                                                             319,167
                                                                                              -----------

                                                                                                8,440,476

     Less accumulated depreciation and
        amortization                                                                           (4,321,329)
                                                                                              -----------

                                                                                              $ 4,119,147
                                                                                              ===========

4. INTANGIBLE AND OTHER ASSETS

   Intangible and other assets consist of the following:


                                                                                        NOVEMBER 30,
                                                                                            1996
                                                                                      ----------------
     Acquired facility contracts                                                          $ 1,562,906
     Noncompete agreement                                                                     250,000
     Goodwill                                                                                 455,704
     Other                                                                                     66,375
                                                                                          -----------

                                                                                            2,334,985

     Less accumulated amortization                                                         (1,748,329)
                                                                                          -----------

                                                                                          $   586,656
                                                                                          ===========

5. ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                                                        NOVEMBER 30,
                                                                                            1996
                                                                                       ---------------
     Facility commissions                                                                   $1,317,000
     Uncollectible call chargebacks                                                            840,000
     Sales and excise taxes                                                                    702,838
     Payroll and benefits                                                                      145,295
     Other                                                                                     199,894
                                                                                            ----------

                                                                                            $3,205,027
                                                                                            ==========

   The accrual for uncollectible call chargebacks represents a reserve for amounts collected from the various LECs or third-party billing services that are expected to be charged back to the Company in future periods.

6. LONG-TERM DEBT

   All of the outstanding debt was repaid by the Company during 1996, there are no outstanding balances at November 30, 1996.

   The Company has a $750,000 line of credit arrangement with The Peoples Bank and Trust Company. The line had no outstanding balance at November 30, 1996. The line of credit bears interest at the prime rate, and is personally guaranteed by the majority stockholder.

7. INCOME TAXES

   The provision for income taxes for the eleven months ended November 30, 1996, are as follows:

                                                                                                1996
                                                                                           ---------------
     Current taxes payable:
        Federal                                                                                 $  901,000
        State                                                                                       72,000
        Deferred income taxes                                                                      250,989
                                                                                                ----------

                                                                                                $1,223,989
                                                                                                ==========

   The Company has provided income tax expense during the nine months ended September 30, 1996, using the effective tax rates for each of its taxing jurisdictions that have been allocated between current income taxes payable and deferred income taxes based on 1996 anticipated temporary differences.

   The provision for income taxes differs from statutory rates primarily as a result of state income taxes and permanent differences. The following is a reconciliation of income taxes reported in the consolidated statement of income:

                                                                                               NOVEMBER 30,
                                                                                                   1996
                                                                                             ----------------
     Tax at statutory rates                                                                       $1,148,387
     Effect of state income taxes                                                                     97,951
     Tax penalties and other                                                                         (22,349)
                                                                                                  ----------

                                                                                                  $1,223,989
                                                                                                  ==========

   The tax effects of temporary differences giving rise to deferred income tax asset and liabilities were:

                                                                                               NOVEMBER 30,
                                                                                                   1996
                                                                                             ----------------
     Deferred income tax assets:
        Allowance for unbillable and uncollectible revenues                                        $  54,400
                                                                                                   ---------
                                                                                                      54,400

     Deferred income tax liabilities:
        Depreciation and amortization                                                               (307,557)
        Other                                                                                         (1,048)
                                                                                                   ---------

                                                                                                    (308,605)
                                                                                                   ---------

     Net deferred income tax liability                                                             $(254,205)
                                                                                                   =========

   This net deferred income tax liability is classified in the consolidated balance sheet as follows:

                                                                                              NOVEMBER 30,
                                                                                                  1996
                                                                                            ----------------
     Current asset                                                                                $  54,400
     Noncurrent liability                                                                          (308,605)
                                                                                                  ---------

                                                                                                  $(254,205)
                                                                                                  =========

8. BENEFIT PLAN

   The Company sponsors a 401(k) savings plan for the benefit of eligible full-time employees that is a qualified benefit plan in accordance with the Employee Retirement Income Security Act ("ERISA"). The employees participating in the plan can generally make contributions to the plan of between 5% and 10% of their compensation. The plan provides for discretionary matching contributions by the Company of up to 50% of an eligible employee's contribution. Total plan expense was $32,820 for the eleven months ended November 30, 1996.

9. COMMITMENTS AND CONTINGENCIES

   The Company leases certain property and equipment used in its operations under operating lease agreements. Such leases, which are primarily for office furniture, office space and vehicles, have lease terms ranging from one to four years.

   Future minimum lease payments for years ending December 31 under noncancelable operating leases are summarized below:

     1996 (one month)                                                                            $ 10,848
     1997                                                                                          63,209
     1998                                                                                          30,187
     1999                                                                                             960
     2000                                                                                             720
                                                                                                 --------

                                                                                                 $105,924
                                                                                                 ========

   Rent expense in connection with these leases totaled $107,158 for the eleven months ended November 30, 1996.

10. RELATED PARTY TRANSACTIONS

   The Company's majority and president has personally guaranteed three of the Company's operating leases, which have expiration dates ranging from March 1997 to September 1998. Total payments under the guaranteed leases for the eleven months ended November 30, 1996, totaled $79,239.

   During 1996, the Company's stockholders incurred $154,894 of legal expenses, which were paid by the Company and are recorded as amounts due from stockholders in accounts receivable at November 30, 1996, pending reimbursement from such stockholders.

11. SUBSEQUENT SALE OF COMPANY

   On December 27, 1996, Talton Holdings, Inc. acquired all of the outstanding common stock of the Company in a purchase business combination effective December 1, 1996.


                                    ******

                                 EVERCOM, INC.
                                  SCHEDULE II
                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                     One Month Ended December 31, 1996 and
                    Years Ended December 31, 1997 and 1998
                                (In thousands)

                                                                   Additions
                                                                   Charged to
                                                 Beginning         Costs and                          Ending
                  Description                     Balance           Expense         Deductions       Balance
     --------------------------------------- --------------------------------------------------------------------
1996
        Allowance for doubtful accounts                  1,195                653            (723)         1,125

1997
        Allowance for doubtful accounts                  1,125             17,257         (13,065)         5,317

1998
        Allowance for doubtful accounts                  5,317             35,670         (33,749)         7,238

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the names, ages, and positions of each of the directors and officers of the Company as of December 31, 1998.

                        Name                           Age                             Position
                        ----                         --------                          --------
Dennis L. Whipple..................................        55  Chief Executive Officer, Chairman, and Director
Donald B. Vaello...................................        52  Chief Operating Officer
Jeffrey D. Cushman.................................        37  Chief Financial Officer, Vice President, Secretary, and
                                                               Treasurer
Keith S. Kelson....................................        32  Vice President of Finance, Assistant Secretary, and
                                                               Assistant Treasurer
Todd W. Follmer (1)................................        39  Director
Gregg L. Engles....................................        41  Director
Richard H. Hochman (1)(3)..........................        53  Director
Jay R. Levine (2)(3)...............................        42  Director
Nina E. McLemore (2)...............................        53  Director
Bruce I. Raben (1).................................        45  Director
David A. Sachs (2).................................        39  Director
Roger K. Sallee (3)................................        50  Director
Julius E. Talton, Sr. (2)..........................        70  Director
Joseph P. Urso.....................................        44  Director

_______________

(1)  Member of the Executive Committee.
(2)  Member of the Audit and Finance Committee
(3)  Member of the Compensation Committee

     Dennis L. Whipple. Mr. Whipple became Chief Executive Officer, Vice Chairman and a Director of the Company in September 1998. In November 1998, Mr. Whipple became Chairman of the Company's Board of Directors. From June 1995 until March 1998, Mr. Whipple served as President of ALLTEL Communications, Inc. Mr. Whipple served as Chief Executive Officer and President of Contel Cellular, Inc. from 1991 through June 1995. Prior to joining Contel Cellular, Inc., Mr. Whipple held various positions with GTE from 1971 through 1991, most recently as Corporate Vice President of Marketing and Business Development.

     Donald B. Vaello. Mr. Vaello became Chief Operating Officer of the Company in June 1998. From August 1994 until June 1998 Mr. Vaello served as Chairman and Chief Operating Officer of North American Intelcom, a public communications company that he formed in 1983 and sold in 1989 to Diamond Shamrock Refining and Marketing, Inc. After the sale to Diamond Shamrock Refining and Marketing, Inc., Mr. Vaello served in various capacities with Diamond North American Intelcom, most recently as President and Chief Operating Officer.

     Jeffrey D. Cushman. Mr. Cushman became Chief Financial Officer of the Company in November 1997. In addition, in December 1997 Mr. Cushman was named Vice President, Secretary, and Treasurer. From 1985 until October 1997, Mr. Cushman served in various capacities with Electronic Data Systems Corporation ("EDS"), most recently as director of Business Development for EDS' Customer Solutions Unit.

     Keith S. Kelson. Mr. Kelson became Vice President of Finance of the Company in April 1998 and became Assistant Secretary and Assistant Treasurer of the Company in May 1998. From January 1995 until April 1998, Mr. Kelson served in the accounting and auditing services division of Deloitte & Touche, LLP. From May 1991 until January 1995, Mr. Kelson served as Accounting Manager for Viata Corporation, a credit card processing company. Mr. Kelson is a certified public accountant.

     Todd W. Follmer. Mr. Follmer was elected to the Company's Board of Directors in December 1996. Mr. Follmer served as the Chairman of the Company's Board of Directors from June 1998 until November 1998, and as the Company's Chief Executive Officer and President from June 1998 until September 1998. From November 1997 until June 1998, Mr. Follmer served as Acting Chief Executive Officer, and from December 1996 until June 1998, Mr. Follmer served as Vice President, Assistant Secretary, and Assistant Treasurer. Mr. Follmer has been a principal of EUFCC since January 1996. From January 1993 until December 1995, Mr. Follmer served as President of Gulf Capital Partners Inc., a merchant banking firm.

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

     Richard H. Hochman. Mr. Hochman was elected to the Company's Board of Directors in December 1996. Mr. Hochman has served as the Chairman of Regent Capital Management Corp., a private investment firm, since January 1995. From 1990 to December 1994, Mr. Hochman was a Managing Director of PaineWebber, Inc., an investment banking firm. Mr. Hochman is a director of Cablevision Systems Corporation and RABCO Enterprises.

     Jay R. Levine. Mr. Levine was elected to the Company's Board of Directors in December 1996. Since April 1997, Mr. Levine has served as a Managing Director of CIBC Oppenheimer, an investment banking firm, and since May 1997 has managed the CIBC Oppenheimer High Yield Merchant Banking Funds. From September 1996 to May 1997, Mr. Levine served as President of PPMJ, Inc., a private consulting firm. From 1990 until June 1996, Mr. Levine served as a senior executive in the Morningside and Springfield Group, a private investment company. Mr. Levine is a director of Aircraft Service International Group, Inc., Consolidated Advisers Limited, L.L.C., Global Crossing, Ltd., and Heating Oil Partners, L.P.

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

     David A. Sachs. Mr. Sachs was elected to the Company's Board of Directors in December 1996. Since July 1994, Mr. Sachs has been a principal of Onyx Partners, Inc., a merchant banking firm, and since October 1997 Mr. Sachs has been a Managing Director of Ares Management, L.P., an investment management firm. From October 1990 until June 1994, Mr. Sachs was employed at TMT-FW, Inc., an affiliate of Taylor & Co., a private investment management firm. Mr. Sachs is a director of Terex Corporation.

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

     Julius E. Talton, Sr. Mr. Talton was elected to the Company's Board in December 1996. From December 1996 until June 1998, Mr. Talton served as Chairman of the Board and President of the Company. Mr. Talton founded Talton Telecommunications and served as its Chairman of the Board, President, and Chief Executive Officer from 1973 until December 1996. Mr. Talton served as President of Talton Outdoor Advertising from 1976 until November 1996. Mr. Talton is a director of the People's Bank and Trust Company in Alabama.

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

     The size of the Company's Board of Directors is currently eleven (11) members, with the holders of Common Stock and Class B Common Stock entitled to elect six Class A/B Directors and the holders of Class B Common Stock entitled exclusively to elect five Class B Directors. The Class A/B Directors are Richard
H. Hochman, Jay R. Levine, Nina E. McLemore, Bruce I. Raben, Dennis L. Whipple, and Julius E. Talton. The Class B Directors are Gregg L. Engles, Todd W. Follmer, David A. Sachs, Roger K. Sallee, and Joseph P. Urso.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth annual cash compensation paid or accrued by the Company to the Company's Chief Executive Officer and its other Executive Officers receiving total salary and bonus in excess of $100,000 for the fiscal years ended December 31, 1998, 1997, and 1996.

                                                                                    LONG-TERM
                                                  ANNUAL COMPENSATION              COMPENSATION
                                                                   OTHER ANNUAL       SHARES        ALL OTHER
                                                                   COMPENSATION     UNDERLYING    COMPENSATION
Name and Principal Position           YEAR  SALARY($)  BONUS($)       ($)(1)        OPTIONS (#)        ($)
---------------------------
Dennis L. Whipple (2)
 Chief Executive Officer............  1998   95,577    75,000            0              500             0
                                      1997    ___       ___             ___             ___            ___
                                      1996    ___       ___             ___             ___            ___

Todd W. Follmer (3).................  1998      0         0              0               0              0
                                      1997      0         0              0               0              0
                                      1996      0         0              0               0              0

Donald B. Vaello (4)
 Chief Operating Officer............  1998  106,153    80,000         18,749(5)         200             0
                                      1997    ___       ___             ___             ___            ___
                                      1996    ___       ___             ___             ___            ___

Jeffrey D. Cushman (6)
 Chief Financial Officer, Vice
 President, Secretary, and
 Treasurer..........................  1998  143,500    85,000            0              125             0
                                      1997   17,500    35,000            0               0              0
                                      1996    ___       ___             ___             ___            ___

Keith S. Kelson (7)
 Vice President of Finance,
 Assistant Treasurer, and
 Assistant Secretary................  1998    68,205   40,000            0               50             0
                                      1997    ___       ___             ___             ___            ___
                                      1996    ___       ___             ___             ___            ___

(1) Unless otherwise indicated, the aggregate value of perquisites and other personal benefits does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus report for the named executive officer.
(2)  Appointed effective September 7, 1998.
(3) Mr. Follmer served as Chief Executive Officer of the Company from June 1998 until September 1998.
(4)  Appointed effective June 26, 1998.
(5)  Consisted of payment of closing costs on sale of residence.
(6)  Appointed effective November 15, 1997.
(7)  Appointed effective April 27, 1998.

Option Grants

     During 1998, options to purchase an aggregate of 1,555 shares of Common Stock at an exercise price of $2,000 per share were granted. The following table provides information regarding stock options granted during 1998 to the Named Executive Officers.


                           Option Grants During 1998

                                                   Individual Grants

                                                     % of Total                            Potential Realizable
                                     Number of         Options                               Value at Assumed
                                     Securities      Granted to                           Annual Rates of Stock
                                 Underlying Options   Employees   Exercise                Price Appreciation for
                                     Granted (#)       During       Price    Expiration      Option Term (1)
Name                                                       1998   ($/Share)     Date               5%         10%
Dennis L. Whipple..............                500        32.15%    $2,000    9/10/2008      628,895   1,593,742
Donald B. Vaello...............                200        12.86%    $2,000     1/1/2008      251,558     637,497
Todd W. Follmer................                  0           --         --           --           --          --
Jeffrey D. Cushman.............                125         8.04%    $2,000     1/1/2008      157,224     398,436
Keith S. Kelson................                 50         3.22%    $2,000     1/1/2008       62,889     159,374

_____________
(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission. The actual value, if any, that an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance the value realized by an executive officer will be at or near the assumed 5% or 10% levels.

Aggregated Option Exercises in 1998 and Year-End Option Values

     During 1998, none of the Named Executive Officers exercised any options.

Employment Agreements and Other Arrangements

     Dennis L. Whipple joined the Company as Chief Executive Officer in September 1998. The Company entered into a written employment agreement with Mr. Whipple that has an initial term expiring on December 31, 2001, with successive one-year renewals thereafter unless notice is given by either party not less than 90 days immediately preceding the commencement of the renewal period. Mr. Whipple receives an annual base salary of $300,000, and received a guaranteed bonus of $75,000 for 1998. Mr. Whipple's target annual bonus is 100% of his base salary and is earned upon the achievement of pre-determined performance objectives. This bonus may actually be in excess of such amount, up to a maximum of 200% of Mr. Whipple's base salary, in the event such objectives are exceeded. Mr. Whipple is guaranteed a bonus in 1999 of at least $150,000. In addition, Mr. Whipple received options to purchase 500 shares of Common Stock at a per share price of $2,000. If Mr. Whipple is terminated by the Company without cause, the employment agreement provides for a severance pay equal to the cash compensation paid by the Company to Mr. Whipple in the year prior to the year in which his employment is terminated or not extended. The employment agreement contains non-competition provisions that cover the Company's existing markets and expansion markets and that apply during the term of the agreement and for a period of one year after the expiration or earlier termination of the agreement.

     Donald B. Vaello joined the Company as Chief Operating Officer in June 1998. The Company entered into a written employment agreement with Mr. Vaello that has an initial term expiring on June 30, 2001, with successive one-year renewals thereafter unless notice is given by either party not less than 90 days immediately preceding the commencement of the renewal period. Mr. Vaello receives an annual base salary of $200,000, and a one-time guaranteed bonus of $30,000, which was paid on or before December 31, 1998. Mr. Vaello is also eligible for an annual bonus generally equal to an additional amount up to 50% of his base salary based upon achieving pre-determined performance objectives. This bonus may be in excess of such amount in the event such objectives are exceeded. In addition, Mr. Vaello received options to purchase 200 shares of Common Stock at a price of $2,000 per share. The employment agreement provides for a severance payment equal to one year's base salary if Mr. Vaello is terminated by the Company without cause. The employment agreement also contains non-competition provisions that cover the Company's existing markets and expansion markets that apply during the term of the agreement and for a period of one year after the expiration or earlier termination of the agreement.

     Jeffrey D. Cushman joined the Company as Chief Financial Officer in November 1997. The Company entered into a written employment agreement with Mr. Cushman that was amended in November 1998. The agreement has an initial term expiring on December 31, 1999, with successive one-year renewals thereafter unless notice is given by either party not later than 90 days immediately preceding the commencement of the renewal period. Mr. Cushman receives an annual base salary of $168,000 and a one-time guaranteed bonus of $85,000, $35,000 of which was paid in June 1998, and the remaining $50,000 of which was paid in February 1999. Mr. Cushman's target annual bonus is 50% of his base salary and is earned upon the achievement of pre-determined performance objectives. This bonus may actually be in excess of such amount, up to a maximum of 100% of Mr. Cushman's base salary, in the event such objectives are exceeded. In addition, Mr. Cushman received options to purchase 125 shares of Common
Stock at a price of $2,000 per share. If Mr. Cushman is terminated by the Company without cause, the employment agreement provides for a severance payment equal to the cash compensation paid by the Company to Mr. Cushman in the calendar year prior to the calendar year in which his employment is terminated or not extended. The employment agreement also contains non-competition provisions that cover the Company's existing markets and expansion markets that apply during the term of the agreement and for a period of one year after the expiration or earlier termination of the agreement, provided that the one year period shall be extended for an additional year in the event that Mr. Cushman, rather than the Company, terminates the employment agreement.

     Keith S. Kelson joined the Company as Vice President of Finance in April 1998. Mr. Kelson's offer letter specifies that Mr. Kelson receives a base salary of $100,000 per year. Mr. Kelson is eligible for an annual bonus generally equal to an additional amount up to 40% of his base salary based upon pre-determined performance objectives. This bonus may actually be in excess of such amount in the event such objectives are exceeded. In addition, Mr. Kelson received options to purchase 50 shares of Common Stock at an exercise price of $2,000 per share. The offer letter provides for a severance payment equal to one year's base salary if Mr. Kelson is terminated by the Company without cause.

Stock Option Plans

     The Company's 1998 Stock Option Plan (the "Stock Option Plan") has been established to provide the officers and employees of the Company a strong incentive to contribute to the success of the Company by granting them options to acquire Common Stock. The Stock Option Plan is administered by the Compensation Committee for the Board of Directors. The Compensation Committee has the authority to determine the persons employed by the Company who are to be granted options under the Stock Option Plan, the number of shares subject to each option, the date of the grant of each option, the option exercise price, whether the option granted is to be treated as an incentive stock option or a non-statutory stock option, the vesting period, and such other determinations as may be appropriate or necessary for the administration of the Stock Option Plan.

     Only employees of the Company may be granted options under the Stock Option Plan. The option exercise price of each option granted under the Stock Option Plan may not be less than 100% of the fair market value of the Common Stock on the date of grant. In the event of a Change of Control (as defined in the Stock Option Plan), options issued pursuant to the Stock Option Plan become immediately exercisable for a period of 30 days following such event. Any options not exercised during the 30 day period are treated as if no Change in Control had occurred and will be governed by the terms of their original grant.

     The Stock Option Plan may be abandoned or terminated by the Board of Directors at any time. Such abandonment or termination, however, will not alter or impair any rights under any options granted prior to termination or abandonment. Unless previously terminated, the Stock Option Plan will expire on January 1, 2008.

     The Company has reserved 2,000 shares of Common Stock for issuance pursuant to the Stock Option Plan. As of December 31, 1998, options to acquire 1,055 shares had been granted to the Company's employees. The option exercise price for each of these options is $2,000 per share. These options generally provide for a ratable vesting over a three to five year period commencing upon the employee's initial employment with the Company. The options generally expire, if not previously exercised, upon the earlier of ten years following their date of grant or three months following the option holder's termination of employment with the Company. If any options terminate or expire without having been exercised, the shares not purchased under such options again are available for issuance under the Stock Option Plan.

Limitation of Liability and Indemnification

     The Company's Certificate of Incorporation provides, consistent with the provisions of the Delaware General Corporation Law ("DGCL"), that no director of the Company will be personally liable to the Company or any of its stockholders for monetary damages arising from the director's breach of fiduciary duty as a director. This does not apply, however, with respect to any action for unlawful payments of dividends, stock purchases, or redemptions, nor does it apply if the director: (i) has breached his or her duty of loyalty to the Company and its stockholders; (ii) does not act or, in failing to act, has not acted in good faith; (iii) has acted in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, has acted in a manner involving intentional misconduct or a knowing violation of law; or (iv) has derived an improper personal benefit. The provisions of the Certificate of Incorporation eliminating liability of directors for monetary damages do not affect the standard of conduct to which directors must adhere, nor do such provisions affect the availability of equitable relief. In addition, such limitations on personal liability do not affect the availability of monetary damages under claims based on federal law.

     The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by the DGCL.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's capital stock as of December 31, 1998 by (i) each stockholder known by the Company to beneficially own more than 5% of any class of the Company's outstanding capital stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors as a group.

                                                                               SHARES BENEFICIALLY OWNED
                                                    --------------------------------------------------------------------------------

                                                   NUMBER OF             NUMBER OF                            NUMBER OF
                                                   SHARES OF             SHARES OF                 PERCENT    SHARES OF
                                                    CLASS A               CLASS B                 OF TOTAL     SENIOR
                                                    COMMON     PERCENT    COMMON    PERCENT OF     VOTING     REFERRED     PERCENT
NAME OF BENEFICIAL OWNER                             STOCK    OF CLASS     STOCK       CLASS      POWER(1)      STOCK    OF CLASS(2)

------------------------                            --------  ---------  ---------  -----------  -----------  ---------  -----------

Dennis L. Whipple                                     --         --         --          --           --          --          --
Julius E. Talton(3)..............................    2,062.5     12.94%         --         -- %      11.8%      2,500.0      42.2%
Jeffrey D. Cushman...............................         --        --          --          --         --            --        --
Todd W. Follmer(4)...............................         --        --       100.0        25.0        2.3            --        --
Gregg L. Engles(4)...............................      150.0        *        100.0        25.0        3.1            --        --
Richard H. Hochman(5)............................    2,000.0      12.6          --          --       11.4            --        --
Jay R. Levine(6).................................    5,935.5        --          --          --         --            --        --
Nina E. McLemore(7)..............................    2,000.0      12.6          --          --       11.4            --        --
Bruce I. Raben(6)................................    5,935.5        --          --          --         --            --        --
David A. Sachs(8)................................      250.0       1.6        31.5         7.9        2.1            --        --
Roger K. Sallee..................................       22.0        *           --          --         *           61.7      1.04
Joseph P. Urso(4)................................         --        --       100.0        25.0        2.3            --        --
CIBC (9).........................................    5,935.5      37.2          --          --       33.8            --        --
Regent Capital Partners, L.P.(10)................    2,000.0      12.6          --          --       11.4            --        --
Onyx Talton Partners, L.P.(11)...................         --        --       100.0        25.0        2.3            --        --
Richard C. Green, Jr.............................      250.0       1.6          --          --        1.4         310.8      5.25
Robert K. Green..................................      250.0       1.6          --          --        1.4         310.8      5.25
William M. Ohland(12)............................      900.0       5.6          --          --        5.1            --        --
Donald B. Vaello.................................         --        --          --          --         --            --        --
Keith S. Kelson..................................         --        --          --          --         --            --        --
All executive officers and directors as a group
 (14 persons)....................................    6,484.5      40.7       331.5        82.9      44.55       2,561.7     43.23

________________

*    Less than 1.0%

(l) In calculating the percent of total voting power, the voting power of shares of Common Stock (one vote per share) and Class B Common Stock (four votes per share) is aggregated. This calculation also assumes that no shares of Senior Preferred Stock are converted into shares of Common Stock.
(2) Such percentages have been calculated in accordance with Section 13(d)(4) of the Securities Exchange Act of 1934, as amended.
(3) The address for each of these stockholders is 720 Alabama Avenue, Selma, Alabama 36701.
(4) The address for each of these stockholders is 3811 Turtle Creek Blvd., Suite 1300, Dallas, Texas 75219
(5) Includes 2,000 shares of Common Stock held by Regent Capital Partners. Mr. Hochman, who is the chairman of Regent Capital Management Corp., an affiliate of Regent Capital Partners, exercises voting and investment power with respect to such shares. Mr. Hochman's address is 505 Park Avenue, 17th Floor, New York, New York 10022.
(6) Includes shares of Common Stock and warrants to acquire shares of Common Stock held by CIBC. Messrs. Levine and Raben are employees of an affiliate of CIBC. Such persons' address is 425 Lexington Ave., New York, New York 10017. Messrs. Levine and Raben disclaim beneficial ownership of such shares.
(7) Includes 2,000 shares of Common Stock held by Regent Capital Partners. Ms. McLemore, who is the president of Regent Capital Management Corp., an affiliate of Regent Capital Partners, exercises voting and investment power with respect to such shares. Ms. McLemore's address is 505 Park Avenue, 17th Floor, New York, New York 10022.
(8) Consists of 250 shares of Common Stock held by Sachs Investment Partners and 31.5 shares of Class B Common Stock held by Onyx Talton Partners, L.P. Mr. Sachs is a general partner of Sachs Investment Partners and a principal shareholder of Onyx Partners, Inc., the general partner of Onyx Talton Partners L.P. Mr. Sachs is a general partner of Sachs Partners, L.P. and exercises voting and investment power with respect to such shares. Mr. Sachs disclaims beneficial ownership of an additional 68.5 shares of Class B Common Stock held by Onyx Talton Partners, L.P. Mr. Sachs is a general partner of Sachs Investment Partners, L.P., and exercises voting and investment power with respect to such shares. Mr. Sachs disclaims beneficial ownership of an additional 68.5 shares of Class B Common Stock held by Onyx Talton Partners, L.P. Mr. Sachs address is 1999 Avenue of the Stars, Suite 1900, Los Angeles, California 90067.

(9) Includes 1,085.5 shares of Common Stock subject to a warrant that is exercisable within 60 days. CIBC's address is 161 Bay Street, P.P. Box 500, M51258, Toronto, Canada. Jay R. Bloom, Andrew R. Heyes, and Dean C. Kehler, employees of an affiliate of CIBC, have the power to vote and dispose of the listed securities.
(10) Includes 500 shares of Common Stock held by Regent Capital Equity Partners, L.P., an affiliate of Regent Capital Partners. Regent Capital Partners' address is 505 Park Avenue, 17th Floor, New York, New York 10022.
(11) Onyx Talton Partners, L.P.'s address is 9595 Wilshire Blvd., Suite 700, Beverly Hills, California 90212.
(12) Consists of shares issued to STC as part of the purchase price in the STC Acquisition. Mr. Ohland owns all of the outstanding capital stock of STC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

  Consulting and Strategic Services Agreement

     In connection with the acquisitions of AmeriTel and Talton Telecommunications, the Company entered into a Consulting and Strategic Services Agreement with EUF Talton, a limited partnership controlled by Messrs. Engles, Urso, and Follmer, pursuant to which the Company will pay to EUF Talton an annual consulting fee of $300,000 for an initial term of three years ending December 27, 1999. Pursuant to this agreement, EUF Talton will provide management consulting services relating to strategic and financial matters, including acquisitions, business strategies, and financial planning. In addition, the Company has agreed to pay to EUF Talton an acquisition fee of 1% of the gross acquisition price of any acquisitions of assets or stock by the Company, up to an aggregate maximum of $1.25 million.

  Consulting and Employment Agreements

     In connection with the acquisitions of AmeriTel and Talton
Telecommunications, the Company entered into the agreements described below. Each of the named persons was a former stockholder of AmeriTel or Talton Telecommunications.

     The consulting agreement of Julius E. Talton (the "Talton Consulting Agreement") provided that Mr. Talton would serve as a director of the Company and perform such duties related to the business conducted by the Company as the Board of Directors designated from time to time. The Talton Consulting Agreement had an initial term of two years, with successive one-year renewal periods thereafter unless earlier terminated by the Company or Mr. Talton. In addition to an aggregate of $10,000 payable in equal monthly installments to Mr. Talton over the first twelve months of the agreement, the agreement provided that Mr. Talton would receive payments of $86,000 and $96,000 for the first and second years of the initial term, respectively, and $120,000 for each year thereafter that the agreement remained in effect. The Talton Consulting Agreement contained a non-competition provision that applied during the term of the agreement and applies for a period of two years after the expiration or earlier termination of the agreement. Mr. Talton ceased working for the Company effective as of June 30, 1998 and the Talton Consulting Agreement was terminated as of that date. All fees due under the Talton Consulting Agreement were paid on a prorated basis through June 30, 1998. See "--Talton Agreement."

     Julius E. Talton, Jr.'s employment agreement (the "Talton Employment Agreement") provided that Mr. Talton, Jr. would serve as an executive of the Company, performing such duties and holding such positions as the Board of Directors or senior management of the Company directed. The Talton Employment Agreement had an initial term of one year, with successive one-year renewal periods thereafter unless earlier terminated by the Company or Mr. Talton, Jr. In addition to an aggregate of $25,000 payable in equal monthly installments to Mr. Talton, Jr. over the first twelve months of the agreement, the agreement provided that Mr. Talton, Jr. would receive an annual base salary of $100,000, a guaranteed bonus of $25,000 which was paid, in accordance with the agreement, upon closing of the Notes Placement, and an incentive cash bonus of up to 37.5% of base salary if certain performance goals established by the Board of Directors were achieved. The Talton Employment Agreement contained a non-competition provision that will apply until June 2000. Mr. Talton, Jr. also received an option to purchase up to 247.5 shares of Common Stock at an exercise price of $2,000 per share. Mr. Talton, Jr. ceased working for the Company effective as of June 30, 1998 and the Talton Employment Agreement was terminated as of that date. All fees due under the Talton Employment Agreement were paid on a prorated basis through June 30, 1998. See "--Talton Agreement."

     The consulting agreement of James E. Lumpkin (the "Lumpkin Consulting Agreement") provided that Mr. Lumpkin would serve, if requested, as a director of the Company and would perform such duties related to the business conducted by the Company as the chief executive officer or the Board of Directors designated from time to time. The Lumpkin Consulting Agreement has an initial term of two years, with successive one-year renewal periods thereafter unless earlier terminated by the

Company or Mr. Lumpkin. In addition to an aggregate of $10,000 payable in equal monthly installments to Mr. Lumpkin over the first twelve months of the agreement, the agreement provided that Mr. Lumpkin would receive $62,000 and $72,000 for the first and second years of the initial term, respectively. Mr. Lumpkin's consulting agreement contained a non-competition provision that will apply until June 2000. Mr. Lumpkin ceased working for the Company effective as of June 30, 1998 and the Lumpkin Consulting Agreement was terminated as of that date. All fees due under such the Lumpkin Consulting Agreement were paid on a prorated basis through June 30, 1998. See "--Talton Agreement."

     The consulting agreement of Roger K. Sallee provides that Mr. Sallee will serve as a director of the Company and will perform such duties related to the business conducted by the Company as the chief executive officer or the Board of Directors may designate from time to time. The consulting agreement had an initial term of one year, with successive one-year renewal periods thereafter unless earlier terminated by the Company or Mr. Sallee. In addition to a lump sum payment of $5,000 paid on the effective date of the agreement, Mr. Sallee will receive an annual consulting fee of $30,000 for each year that the agreement remains in effect. Mr. Sallee's consulting agreement contains non-competition provisions covering the Company's existing markets and expansion markets that apply during the term of the agreement and for a period of three years and two years, respectively, after the expiration or earlier termination of the agreement.

  Talton Agreement

     On July 1, 1998, the Company entered into an agreement with Julius E. Talton, Julius E. Talton, Jr. and James Lumpkin (the "Talton Agreement"). The Talton Agreement provided that each of the Talton Consulting Agreement, the Talton Employment Agreement, and the Lumpkin Consulting Agreement was terminated effective as of June 30, 1998. In accordance with the terms of the Talton Agreement, Mr. Talton, Mr. Talton, Jr., and Mr. Lumpkin will provide consulting services to the Company in relation to the Company's contract with a major RBOC. The Talton Agreement has a term of one year, ending on June 30, 1999. Under the terms of the Talton Agreement, Mr. Talton, Mr. Talton, Jr., and Mr. Lumpkin will be paid 10% of the Profits (as defined in the Talton Agreement) between July 1, 1998 and December 31, 1998 and 5% of the Profits between January 1, 1999 and June 30, 1999 from the Company's contract with a major RBOC.

  Lease Agreement

     In December 1996, Talton Telecommunications entered in a lease agreement (the "Talton Lease") with Mr. Talton for office space located in Selma, Alabama. The Talton Lease has a five-year term commencing January 1, 1997, with an option to renew for an additional five-year term. Under the Talton Lease, Talton Telecommunications will pay fixed annual rent of approximately $109,000, $112,000, $90,000, $93,000, and $96,000, respectively, for the five years of the initial term.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1) and (2)  The response to this portion of Item 14 is submitted as a separate section of this report commencing on page 27.

     (a)  (3)          Exhibits.

   Exhibit
     No.                                                    Description of Exhibit
     ---                                                    ----------------------
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

     3.2        Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement No. 333-33639 and
                incorporated herein by reference).

     3.3        Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as of July 23, 1998
                (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, dated as of August 14, 1998, and incorporated herein by reference).

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

     10.5       Consulting Agreement, dated as of December 27, 1966, between the Company and James E. Lumpkin (filed as
                Exhibit 10.6 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

     10.6       Consulting Agreement, dated as of December 27, 1996, between the Company and Julius E. Talton (filed as
                Exhibit 10.7 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

     10.7       Consulting and Strategic Services Agreement, dated as of December 27, 1996, between the Company and EUF
                Talton, L.P. (filed as Exhibit 10.8 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

     10.8       Employment Agreement, dated as of December 27, 1996, between the Company and Julius E. Talton, Jr. (filed as
                Exhibit 10.9 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

     10.9       Employment Agreement, dated as of November 17, 1997, between the Company and Jeffrey D. Cushman (filed as
                Exhibit 10.12 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

    10.10*      Employment Agreement, dated as of June 26, 1998, between the Company and Donald B. Vaello.

    10.11       Letter Agreement, dated as of April 17, 1998, between the Company and Keith S. Kelson (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

    10.12*      Employment Agreement, dated as of September 7, 1998, between the Company and Dennis L. Whipple.

    10.13*      First Amendment to Employment Agreement, dated as of October 21, 1998, between the Company and Jeffrey D.
                Cushman.

    10.14       Talton Agreement, dated as of July 1, 1998, among the Company, Talton Network Services, Inc., Julius E. Talton
                Sr., Julius E. Talton Jr., and James E. Lumpkin (filed as Exhibit 10.2 to the Company's Quarterly Report on
                Form 10-Q/A for the quarter ended September 30, 1998 and incorporated herein by reference).

    10.15*      Agreement, dated as of April 15, 1998, between the Company (doing business as Correctional Billing Services)
                and [Confidential information set forth here has been filed separately with the Securities and Exchange
                Commission under Rule 24b-2 under the Securities Exchange Act of 1934].

    12.1*       Computation of Ratio of Earnings to Fixed Charges.

    21.1*       Subsidiaries of the Company.

    27.1*       Financial Data Schedule

__________________
*         Filed herewith.

     (b)  Reports on Form 8-K.

          (1)  On December 7, 1998, the Company filed a Form 8-K (pursuant to
               Item 5 of Form 8-K) regarding the Company's Board of Directors naming Dennis L. Whipple as Chief Executive Officer, Director, and Chairman of the Board.

     (c) Exhibits -- The response to this portion of Item 14 is submitted as separate section of this report commencing on page 94.

     (d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report on page 83.

     The agreements set forth above described the contents of certain exhibits thereunto that are not included. Such exhibits will be furnished to the Commission upon request.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EVERCOM, INC.


                                   By:  /s/  Dennis L. Whipple
                                        ----------------------
                                        Dennis L. Whipple
                                        Chief Executive Officer,
                                        Chairman, and Director

Date: March 26, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

                       Signature                                               Title                         Date
                       ---------                                               -----                         ----
                /s/ Dennis L. Whipple                             Chief Executive Officer, Chairman,    March 26, 1999
---------------------------------------------------------------    and Director
                    Dennis L. Whipple


                /s/ Richard H. Hochman                                         Director                 March 26, 1999
---------------------------------------------------------------
                    Richard H. Hochman

                                                                               Director
---------------------------------------------------------------
                     Nina E. McLemore


                /s/ Julius E. Talton, Sr.                                      Director                 March 26, 1999
---------------------------------------------------------------
                    Julius E. Talton, Sr.


                /s/ David A. Sachs                                             Director                 March 26, 1999
---------------------------------------------------------------
                    David A. Sachs


                /s/  Todd W. Follmer                                           Director                 March 26, 1999
---------------------------------------------------------------
                     Todd W. Follmer


                /s/  Bruce I. Raben                                            Director                 March 26, 1999
---------------------------------------------------------------
                     Bruce I. Raben


                /s/  Roger K. Sallee                                           Director                 March 26, 1999
---------------------------------------------------------------
                     Roger K. Sallee


                /s/  Joseph P. Urso                                            Director                 March 26, 1999
---------------------------------------------------------------
                     Joseph P. Urso

                 /s/ Jay R. Levine                                             Director                 March 26, 1999
---------------------------------------------------------------
                     Jay R. Levine


                /s/  Gregg L. Engles                                           Director                 March 26, 1999
---------------------------------------------------------------
                     Gregg L. Engles


                /s/  Jeffrey D. Cushman                           Chief Financial Officer, Vice         March 26, 1999
---------------------------------------------------------------    President, Secretary and Treasurer
                     Jeffrey D. Cushman