Form 10-Q
period 1999-03-31
EVERCOM INC
filed 1999-05-12
CIK 1030965

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             _____________________
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

                                      OR

[ ] Transition report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from _________ to ___________

                       Commission file number 333-33639

                                 EVERCOM, INC.
            (Exact name of Registrant as specified in its charter)

                    Delaware                        75-2680266
          (State or other jurisdiction           (I.R.S. Employer
              of incorporation or               Identification No.)
                organization)

                                ______________
                              8201 Tristar Drive
                              Irving, Texas 75063
                                (972) 988-3737
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

                                ______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 1999, 15,933 shares of Class A common stock, par value $0.01 per share, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q:

     1.   Registration Statement on Form S-4 (File No. 333-33639); and
     2.   Quarterly Report on Form 10-Q, dated as of August 14, 1998.

                        EVERCOM, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----
                                      PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.......................................................................    3
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations...............................................................................   12
Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................   27


                                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..........................................................................   28
Item 2.    Changes in Securities and Use of Proceeds..................................................   28
Item 3.    Defaults Upon Senior Securities............................................................   28
Item 4.    Submission of Matters to a Vote of Stockholders............................................   28
Item 5.    Other Information..........................................................................   28
Item 6.    Exhibits and Reports on Form 8-K...........................................................   29

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EVERCOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,              MARCH 31,
                                                                                        1998                    1999
                                                                                  ----------------        ----------------
                                                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...................................................  $     1,691,762          $       254,531
   Accounts receivable.........................................................       39,070,959               48,217,571
   Refundable income taxes.....................................................          435,593                  494,240
   Inventories.................................................................        2,360,280                2,075,527
   Prepaid expenses and other current assets...................................          392,448                  450,222
   Deferred income tax asset...................................................        1,442,122                1,636,824
                                                                                 ---------------          ---------------
       Total current assets....................................................       45,393,164               53,128,915
PROPERTY AND EQUIPMENT.........................................................       29,485,944               28,814,067
INTANGIBLE AND OTHER ASSETS....................................................      116,586,808              111,415,636
                                                                                 ---------------          ---------------
       TOTAL...................................................................  $   191,465,916          $   193,358,618
                                                                                 ===============          ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable............................................................  $    21,856,484          $    19,230,909
   Accrued expenses............................................................       23,798,055               25,318,491
   Current portion of long-term debt...........................................       10,607,729               10,334,765
                                                                                 ---------------          ---------------
       Total current liabilities...............................................       56,262,268               54,884,165
LONG-TERM DEBT.................................................................      169,375,000              171,781,250
OTHER LONG-TERM LIABILITIES....................................................          500,000                  450,000
DEFERRED INCOME TAXES..........................................................        1,442,122                1,636,824
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Preferred stock, Senior and First Preferred Series A, $.01 par value; 6,000 and 5,000 shares authorized, 5,925 and 5,000 shares issued and outstanding, respectively (cumulative liquidation value of $5,925,000 and $5,000,000, respectively) as of
      March 31, 1999.  Senior preferred stock, $.01 par value; 6,000 shares authorized, 5,925 shares issued and outstanding as of
      December 31, 1998 (cumulative liquidation value of $5,925,000)...........               59                      109
   Common stock, $.01 par value; 50,000 shares authorized, 16,333 shares
      issued and outstanding as of December 31, 1998 and March 31, 1999........              163                      163
   Additional paid-in capital..................................................       21,829,562               26,585,919
   Accumulated deficit.........................................................      (57,943,258)             (61,979,812)
                                                                                 ---------------          ---------------
       Total stockholders' deficit.............................................      (36,113,474)             (35,393,621)
                                                                                 ---------------          ---------------
       TOTAL...................................................................  $   191,465,916          $   193,358,618
                                                                                 ===============          ===============

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                      THREE MONTH
                                                                                      PERIOD ENDED
                                                                                       MARCH 31,
                                                                                 1998                1999
                                                                           ---------------    ----------------
OPERATING REVENUE........................................................  $   49,224,614       $  59,175,294
OPERATING EXPENSES:
  Telecommunication costs................................................      20,086,682          26,861,372
  Facility commissions...................................................      15,773,247          18,027,716
  Field operations and maintenance.......................................       2,032,553           1,637,775
  Selling, general, and administrative...................................       4,082,828           4,321,855
  Depreciation...........................................................       1,312,195           1,706,994
  Amortization of intangibles............................................       6,526,433           5,762,125
                                                                           --------------       -------------
     Total operating expense.............................................      49,813,938          58,317,837
                                                                           --------------       -------------
OPERATING (LOSS) INCOME..................................................        (589,324)            857,457
OTHER EXPENSE (INCOME):
  Interest expense, net..................................................       4,720,088           4,880,164
  Other (income), net....................................................        (146,555)
                                                                           --------------       -------------
     Total other (income) expense........................................       4,573,533           4,880,164
                                                                           --------------       -------------
LOSS BEFORE INCOME TAXES.................................................      (5,162,857)         (4,022,707)
INCOME TAX EXPENSE.......................................................         212,688              13,847
                                                                           --------------       -------------
NET LOSS.................................................................  $   (5,375,545)      $  (4,036,554)
PREFERRED STOCK DIVIDENDS................................................         118,500             138,930
                                                                           --------------       -------------
NET LOSS APPLICABLE TO COMMON STOCK......................................  $   (5,494,045)      $  (4,175,484)
                                                                           ==============       =============

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                       THREE MONTH
                                                                                                       PERIOD ENDED
                                                                                                        MARCH 31,
                                                                                                  1998             1999
                                                                                              -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................................................................  $ (5,375,545)   $  (4,036,554)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation..............................................................................     1,312,195        1,706,994
  Amortization of intangible assets, including deferred financing costs and
    bond discount...........................................................................     6,749,954        6,003,647
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable.....................................................................   (11,050,657)      (9,146,612)
    Inventories.............................................................................      (569,917)         284,753
    Prepaid expenses and other assets.......................................................       158,004           31,213
    Accounts payable........................................................................     3,420,965       (2,625,575)
    Accrued expenses........................................................................      (859,125)       2,854,357
    Income taxes............................................................................       186,544          (58,647)
                                                                                              ------------    -------------
     Net cash used in operating activities..................................................    (6,027,582)      (4,986,424)
                                                                                              ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in restricted cash................................................................     1,919,312
 Capital expenditures.......................................................................    (3,046,298)      (1,619,590)
 Cash outflows for acquisitions.............................................................    (7,718,935)      (1,522,848)
                                                                                              ------------    -------------
     Net cash used in investing activities..................................................    (8,845,921)      (3,142,438)
                                                                                              ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of debt, net of expenses........................................     9,000,000        5,500,000
 Payment of debt issuance costs.............................................................                       (336,992)
 Repayment of debt..........................................................................       (11,189)      (3,366,714)
 Payment of preferred dividends.............................................................      (474,000)
 Proceeds from the issuance of preferred stock and warrants, net of expenses................                      4,895,337
                                                                                              ------------    -------------
     Net cash provided by financing activities..............................................     8,514,811        6,691,631
                                                                                              ------------    -------------
DECREASE IN CASH AND CASH EQUIVALENTS.......................................................    (6,358,692)      (1,437,231)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............................................     7,777,996        1,691,762
                                                                                              ------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................................................  $  1,419,304    $     254,531
                                                                                              ============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest.....................................................................  $  7,702,158    $   1,480,481
                                                                                              ============    =============
 Cash paid for income taxes.................................................................  $     26,144    $      72,494
                                                                                              ============    =============
NONCASH TRANSACTIONS:
 Dividends payable..........................................................................  $    118,500    $     138,930
                                                                                              ============    =============
 Issuance of debt for acquisition of assets.................................................  $    950,000    $          --
                                                                                              ============    =============

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1998 and 1999 of Evercom, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit.

     As of January 1, 1999, the Company merged five of its wholly owned subsidiaries (AmeriTel Pay Phones, Inc., Talton Telecommunications Corporation, Talton Telecommunications of Carolina, Inc., Talton STC, Inc., and MOG Communications, Inc.) into Talton Invision, Inc., another of the Company's wholly owned subsidiaries. Concurrent with the merger, the Company amended Talton Invision, Inc.'s Certificate of Incorporation to change its name to Evercom Systems, Inc.

     In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations, and cash flows as of and for the respective periods, have been made. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's 1998 consolidated financial statements contained in its Form 10-K as filed with the Securities and Exchange Commission on March 29, 1999.

     COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains, and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net loss reported in the statements of consolidated operations, since there were no other items of comprehensive income for the periods presented.

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

2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                                  DECEMBER 31,            MARCH 31,
                                                                                      1998                  1999
                                                                                ----------------       ---------------
                                                                                                         (UNAUDITED)
Trade accounts receivable, net of advance payments received of $141,460
   and $137,574 at December 31, 1998 and March 31, 1999, respectively.......... $   42,308,582         $  50,003,761
Advance commissions receivable.................................................      2,020,020             1,917,470
Receivables related to acquisitions............................................        141,044               141,044
Recoverable Universal Service Fund fees - current portion......................      1,089,800               896,461
Receivables from joint venture partner.........................................        419,643
Employees and other............................................................        329,749               207,162
                                                                                --------------         -------------
                                                                                    46,308,838            53,165,898
Less allowance for unbillable and uncollectible chargebacks....................     (7,237,879)           (4,948,327)
                                                                                --------------         -------------
                                                                                $   39,070,959         $  48,217,571
                                                                                ==============         =============

     At December 31, 1998 and March 31, 1999, the Company had advanced commissions to certain inmate facilities of $2,495,558 and $2,302,320 (unaudited), which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                       DECEMBER 31,        MARCH 31,
                                                                           1998              1999
                                                                     ----------------   ---------------
                                                                                          (UNAUDITED)
Leasehold improvements.............................................  $       834,051    $      852,092
Telephone system equipment.........................................       33,776,168        34,783,492
Vehicles...........................................................          431,807           431,807
Office equipment...................................................        2,419,992         2,429,744
                                                                     ---------------    --------------
                                                                          37,462,018        38,497,135
Less accumulated depreciation......................................       (7,976,074)       (9,683,068)
                                                                     ---------------    --------------
                                                                     $    29,485,944    $   28,814,067
                                                                     ===============    ==============

4.  INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:

                                                                                DECEMBER 31,          MARCH 31,
                                                                                    1998                1999
                                                                              ----------------    ----------------
                                                                                                     (UNAUDITED)
Intangible assets:
  Acquired telephone contracts..............................................  $   63,835,844       $   64,402,268
  Noncompete agreements.....................................................         568,611              568,611
  Deferred loan costs.......................................................       8,299,067            8,636,059
  Goodwill..................................................................      84,530,834           84,530,834
  Other intangibles.........................................................         694,493              712,539
                                                                              --------------       --------------
                                                                              $  157,928,849       $  158,850,311
 Less accumulated amortization..............................................     (42,640,007)         (48,643,654)
                                                                              --------------       --------------
Total intangible assets.....................................................     115,288,842          110,206,657
Deposits....................................................................         400,540              409,615
Recoverable Universal Service Fund fees - noncurrent portion................         421,888              414,514
Other assets - noncurrent portion of commission advances to facilities......         475,538              384,850
                                                                              --------------       --------------
                                                                              $  116,586,808       $  111,415,636
                                                                              ==============       ==============

5.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                               DECEMBER 31,         MARCH 31,
                                                                                   1998               1999
                                                                             ----------------   ----------------
                                                                                                   (UNAUDITED)
          Facility commissions.............................................  $    8,007,248     $    7,516,244
          Billing and collection fees......................................       1,804,790          1,997,990
          Uncollectible call chargebacks...................................       5,267,345          5,719,075
          Accrued acquisition and financing costs..........................       3,941,666          2,418,818
          Accrued interest.................................................         218,646          3,376,807
          Accrued excise taxes payable.....................................       2,072,856          1,933,960
          Accrued dividends on preferred stock.............................         474,000            612,930
          Accrued restructure costs........................................         654,245            440,458
          Accrued payroll and bonuses......................................         778,633            333,033
          Other............................................................         578,626            969,176
                                                                             --------------     --------------
                                                                             $   23,798,055     $   25,318,491
                                                                             ==============     ==============

     The accrual for uncollectible call chargebacks represents a reserve for amounts collected from the various local exchange carriers ("LECs") or third-party billing services that are expected to be charged back to the Company in future periods.

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

                                                    Amounts Charged          Amounts         Amounts
                                                    to Earnings in         Incurred in     Incurred in
                                                         1998                 1998            1999
Severance and related costs.....................     $    614,678         $   252,885     $   157,582
Leased facilities...............................          217,902              68,449          55,048
Legal and other costs...........................          379,685             236,685           1,158
                                                     ------------         -----------     -----------
                                                     $  1,212,265         $   558,019     $   213,788
                                                     ============         ===========     ===========

6.  LONG-TERM DEBT

     The following is a summary of long-term debt:

                                                                                 DECEMBER 31,        MARCH 31,
                                                                                     1998              1999
                                                                               ----------------   --------------
                                                                                                    (UNAUDITED)
       Senior Notes..........................................................  $  115,000,000     $ $115,000,000
       Senior Credit Facility:
          Revolving loan facility............................................      14,500,000         14,500,000
          Term loan acquisition facility.....................................      49,500,000         47,093,750
          Additional term loan facility......................................                          5,500,000
       Note payable, with interest of 8.0%, due at maturity on
         February 19, 1999 and subordinate to borrowings under
         the Senior Notes and Senior Credit Facility.........................         950,000
       Other.................................................................          32,729             22,265
                                                                               --------------     --------------
                                                                                  179,982,729        182,116,015
       Less current portion of long-term debt................................     (10,607,729)       (10,334,765)
                                                                               --------------     --------------
                                                                               $  169,375,000     $  171,781,250
                                                                               ==============     ==============

     In March 1999 the Company amended its Senior Credit Facility (as defined), as discussed further in footnote 7. Under the terms of the Senior Credit Facility, the term loan acquisition facility is due in quarterly installments of $2,406,250, increasing to $3,093,750 on March 31, 2000 and $3,437,500 on March
31, 2001, with the remaining unpaid balance due on December 31, 2002. The additional term loan facility is due on December 31, 2002.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Company's revolving and term loan agreement (the "Senior Credit Facility"). At March 31, 1999, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the London Interbank Offering Rate ("LIBOR") portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

7.  EQUITY OFFERING AND SENIOR CREDIT FACILITY AMENDMENT

     In March 1999 the Company raised $5.0 million of equity from its existing stockholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series A Stock and a warrant to acquire one share of the Company's Class A common stock for $1,000 per share. The warrants will expire if not exercised before December 31, 2007. In determining the value of the First Preferred Series A Stock and the warrants, the proceeds of the issuance were allocated based on their relative fair values.

     The First Preferred Series A Stock will be entitled to receive dividends at the applicable First Preferred Series A Rate, payable quarterly commencing on April 1, 1999. Dividends will be payable out of funds legally available therefore, will be payable only when, as, and if declared by the Company's Board of Directors, shall be cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series A Rate until paid. The First Preferred Series A Rate will be eight percent per annum through March 31, 2001, ten percent per annum from April 1, 2001 through June 30, 2001, and thereafter will increase by 0.5% for each additional three month period, up to a maximum of 16% per annum. The First Preferred Series A Stock ranks senior to all classes of common stock but ranks junior to the Company's Senior Preferred Stock (the "Senior Preferred Stock") with respect to dividend rights and rights upon liquidation.

     In conjunction with the March 1999 equity offering, the preferred dividend rates on the original Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series A Stock.

     As a result of the issuance of the First Preferred Series A Stock and warrants discussed above, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waived the lenders' rights to the proceeds raised by the Company from the issuance.

     Also in March 1999, and in conjunction with the issuance of the First Preferred Series A Stock and warrants, the Company amended its Senior Credit Facility. The amendment increased the Company's borrowing capacity under the term loan facility of the Senior Credit Facility by $5.5 million. The Company borrowed the additional $5.5 million in March 1999 and concurrently repaid $5.0 million under the revolving loan facility of the Senior Credit Facility.

     The Senior Credit Facility, as amended in March 1999, includes a $55.0 million term loan acquisition facility, a $5.5 million additional term loan facility, and a $25.0 million revolving loan facility (which includes a $5.0 million letter of credit facility). Scheduled principal payments under the term loan facilities may not be reborrowed. Under the terms of the Senior Credit Facility, the term loan acquisition facility is amortized on a quarterly basis over five years beginning September 30, 1998, the additional term loan facility matures on December 31, 2002, and the revolving loan facility expires on December 31, 2002.

     Amounts borrowed under the additional term loan facility bear interest, at the option of the Company, at either (i) the Base Rate (as defined in the Senior Credit Facility) plus 250 basis points or (ii) the LIBOR plus 350 basis points.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See "Special Note Regarding Forward-Looking Information; Risk Factors."

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

     The Company's traditional inmate business consists of collect, prepaid, and debit calling services provided to correctional facilities. In May 1998, the Company began providing validation, billing, and collection services for the inmate calls of a major regional bell operating company ("RBOC"), and began processing call traffic under the contract. Under the terms of the agreement, the Company acquires at a discount the related accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC. However, under the terms of the agreement, all purchased receivables must be processed and validated through the Company's call management and billing system. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. Because the Company's revenues associated with this contract represent only a percentage of the face value of the receivables purchased, the associated uncollectible account expense and billing and collection fees represent a much higher percentage of revenue as compared to the Company's traditional inmate business. Consequently, the Company's telecommunications costs represent a higher percentage of revenue under this contract. There are minimal selling, general, and administrative ("SG&A") costs associated with this contract. The contract term is three years and has no minimum volume commitment. The Company pays no facility commissions under this agreement.

     The Company's principal operating expenses consists of (i) telecommunication costs; (ii) commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net revenues, fixed for the term of the agreements with the facilities, and in some cases are subject to monthly minimum amounts; (iii) field operations and maintenance costs, which consist primarily of field service on the Company's installed base of inmate telephones; and (iv) SG&A costs.

     Telecommunications Costs. The principal components of telecommunication costs are long distance transmission costs, local access costs, third party billing costs, and costs of uncollectible accounts. Historically, long distance costs have consisted of charges for minutes of use purchased from interexchange carriers ("IXCs").

     Local access charges consist of monthly line and usage charges paid to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, a per message or per minute usage rate based on the time and duration of the call. Third party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. The Company believes that it experiences faster payments and lower expenses associated with uncollectible accounts when using direct billing than when using other billing services providers. Expenses associated with uncollectible accounts are a significant cost in providing inmate telecommunications services.

     Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with the facility. Commission rates are the principal basis of competition for obtaining and retaining contracts. The Company's ability to offer increasingly attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for larger facilities have higher commission rates, but these higher commission rates are typically offset as a percentage of revenue by lower network charges, field maintenance, and SG&A expenses. The commission rates paid by the Company have increased in each period, from 23.8% in 1995 to 30.5% for the quarter ended March 31, 1999. This is due primarily to higher facility commissions on contracts obtained by the Company through acquisitions, competition for larger facilities, and increased commission rates on renewals. Commission rates are expected to gradually increase as a percentage of revenues in the future. The overall commission percentage to total revenues of 30.5% for the quarter ended March 31, 1999 includes the effect of the validation, billing, and collection services provided under the Company's agreement with a major RBOC, under which no commissions are paid.

     Field Operations and Maintenance. Field operations and maintenance consist of maintenance costs associated with inmate phones and related equipment. These costs are relatively small and more constant components of operating expenses.

  Selling, General, and Administrative. SG&A expenses consist of corporate overhead and selling expenses. These costs are also relatively small and more constant components of operating expenses.

     Effective December 1, 1996, the Company became the holding company for the operations of AmeriTel Pay Phones, Inc. and Talton Telecommunications Corporation and its subsidiary. The Company also acquired the operations of Tri-T, Inc. on April 4, 1997, Security Telecom Corporation on June 27, 1997, Correctional Communications Corporation on July 31, 1997, the inmate payphone division of Communications Central, Inc. on October 6, 1997, the inmate payphone division of North American InTeleCom on December 1, 1997, the inmate payphone division of Peoples Telephone Company on December 19, 1997, the inmate payphone division of ILD Teleservices, Inc. ("ILD") on January 1, 1998, MOG Communications, Inc. ("MOG") on February 1, 1998, and Saratoga Telephone Company, Inc. ("Saratoga") on July 1, 1998 (collectively, the "Acquisitions").

RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended March 31, 1998 and 1999, respectively, the results of operations of the Company.

                                                                                   THREE MONTH
                                                                                  PERIOD ENDED
                                                                                    MARCH 31,
                                                                        1998                         1999
                                                               ------------------------   -------------------------
                                                                             (DOLLARS IN THOUSANDS)

Operating revenues...........................................   $  49,225      100.0%      $  59,175       100.0%
Operating expenses:
 Telecommunication costs.....................................      20,087       40.8          26,861        45.4
 Facility commissions........................................      15,773       32.0          18,028        30.5
 Field operations and maintenance............................       2,033        4.1           1,638         2.8
 Selling, general, and administrative........................       4,083        8.3           4,322         7.3
 Depreciation................................................       1,312        2.7           1,707         2.9
 Amortization of intangibles.................................       6,526       13.3           5,762         9.7
                                                                ---------    -------       ---------     -------
Total operating expenses.....................................      49,814      101.2          58,318        98.6
                                                                ---------    -------       ---------     -------
Operating (loss) income......................................        (589)      (1.2)            857         1.4
Other (income) expense:
 Interest expense, net.......................................       4,720        9.6           4,880         8.2
 Other, net..................................................        (146)      (0.3)
                                                                ---------    -------       ---------     -------
Total other expense..........................................       4,574        9.3           4,880         8.2
                                                                ---------    -------       ---------     -------
Loss before income taxes.....................................      (5,163)     (10.5)         (4,023)       (6.8)
Income tax expense...........................................         213        0.4              14          --
                                                                ---------    -------       ---------     -------
Net loss.....................................................   $  (5,376)     (10.9)%     $  (4,037)       (6.8)%
                                                                =========    =======       =========     =======
EBITDA.......................................................   $   7,395       15.0%      $   8,326        14.1 %
                                                                =========    =======       =========     =======

   THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

     Operating Revenues. The Company's operating revenues increased by $10.0 million, or 20.3%, from $49.2 million for the three months ended March 31, 1998 to $59.2 million for the three months ended March 31, 1999. The increase in operating revenues was primarily due to the new services provided to a major RBOC, the acquisition by the Company of MOG in the first quarter of 1998 and of Saratoga in the third quarter of 1998, and new contract installations.

     Operating Expenses. Total operating expenses increased $8.5 million, from $49.8 million for the three months ended March 31, 1998 to $58.3 million for the three months ended March 31, 1999. Operating expenses as a percentage of operating revenues decreased 2.6% from 101.2% for the three months ended March 31, 1998 to 98.6% for the three months ended March 31, 1999. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

     Telecommunication costs increased by $6.8 million, from $20.1 million for the three months ended March 31, 1998 to $26.9 million for the three months ended March 31, 1999. Telecommunication costs represented 40.8% of operating revenues for the three months ended March 31, 1998 and 45.4% of operating revenues for the three months ended March 31, 1999, an increase of 4.6%. The dollar increase is primarily due to the Company's acquisitions of MOG and Saratoga, new contract installations, and new services provided to a major RBOC commencing in May 1998. The increase as a percentage of operating revenues is primarily due to higher uncollectible account expense and billing and collection costs associated with the new services provided to a major RBOC. As further explained in the "Overview," the services provided to this RBOC exhibit higher uncollectible account expense and billing and collection costs than the Company's traditional inmate business. The increase as a percentage of operating revenues is also due to higher uncollectible accounts caused by (i) an increase in competitive local exchange carrier ("CLEC") activity and (ii) as a result of the Company's recent acquisition and consolidation activities. In most cases CLECs are unable to bill the Company's traffic, which limits the Company's ability to collect receivables from CLEC customers. The Company is responding to this problem by offering prepaid services to these customers. Higher uncollectibles caused by the Company's acquisition and consolidation activities were a result of some of the Company's systems not being fully integrated until March 1999.

     Facility commissions increased by $2.2 million, from $15.8 million for the three months ended March 31, 1998 to $18.0 million for the three months ended March 31, 1999. Facility commissions represented 32.0% of operating revenues for the three months ended March 31, 1998 and 30.5% of operating revenues for the three months ended March 31, 1999, a decrease of 1.5%. The decrease as a percentage of operating revenues is primarily due to the effect of the new services provided to a major RBOC, as further explained in the "Overview." Commission rates are expected to gradually increase in the future due to competition for larger facilities and increased commission rates on renewals.

     Field operations and maintenance costs decreased by $0.4 million, from $2.0 million for the three months ended March 31, 1998 to $1.6 million for the three months ended March 31, 1999. Field operations and maintenance costs represented 4.1% of operating revenues for the three months ended March 31, 1998 and 2.8% of operating revenues for the three months ended March 31, 1999, a decrease of 1.3%. The decrease as a percentage of operating revenues is primarily due to the savings associated with the consolidation of the Company's operations during 1998.

     SG&A costs increased by $0.2 million, from $4.1 million for the three months ended March 31, 1998 to $4.3 million for the three months ended March 31, 1999. SG&A represented 8.3% of operating revenues for the three months ended March 31, 1998 and 7.3% of operating revenues for the three months ended March 31, 1999, a decrease of 1.0%. The decrease in SG&A as a percentage of operating revenues is primarily due to the consolidation of the Company's operations during 1998.

     Depreciation and amortization costs decreased by $0.3 million, from $7.8 million for the three months ended March 31, 1998 to $7.5 million for the three months ended March 31, 1999. Depreciation and amortization costs represented 16.0% of operating revenues for the three months ended March 31, 1998 and 12.6% of operating revenues for the three months ended March 31, 1999, a decrease of 3.4%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

     Operating Income (Loss). The Company's operating income increased by $1.5 million, from a loss of $0.6 million for the three months ended March 31, 1998 to operating income of $0.9 million for the three months ended March 31, 1999, substantially due to the decrease in amortization of intangibles and the other factors described above. The Company's operating income margin increased from a negative operating margin of 1.2% for the three months ended March 31, 1998 to a positive operating margin of 1.4% for the three months ended March 31, 1999, primarily as a result of the factors described above.

     Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $0.3 million from $4.6 million for the three months ended March 31, 1998 to $4.9 million for the three months ended March 31, 1999. The increase was primarily due to interest expense associated with indebtedness incurred by the Company in connection with the Acquisitions.

     Net Loss. The Company's net loss decreased by $1.4 million, from $5.4 million for the three months ended March 31, 1998 to $4.0 million for the three months ended March 31, 1999, primarily as a result of the factors described above.

     EBITDA. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by $0.9 million, from $7.4 million for the three months ended March 31, 1998 to $8.3 million for the three months ended March 31, 1999. EBITDA as a percentage of operating revenues decreased from 15.0% for the three months ended March 31, 1998 to 14.1% for the three months ended March 31, 1999, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating income. All of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.


LIQUIDITY AND CAPITAL RESOURCES

     The Company expects that its principal sources of liquidity will be cash flow from operations and borrowings under the revolving loan facility of the Senior Credit Facility. The Company anticipates that its principal uses of liquidity will be to provide working capital, finance future acquisitions, and meet debt service requirements. Management expects that cash flow from operations, along with additional borrowings under existing and future credit facilities, will be sufficient to meet the Company's requirements for the remainder of 1999. The Company currently anticipates that, under the terms of the Senior Notes and the Senior Credit Facility, interest payments will be required of approximately $18.5 million for fiscal year ending December 31, 1999 and the fiscal year ending December 31, 2000. As of March 31, 1999, the Company has approximately $9.0 million of unused borrowing capacity under the Senior Credit Facility. The Company anticipates that its primary capital expenditures for the remainder of 1999 will be approximately $7.8 million for capital items required to implement new contracts and contract renewals entered into by the Company.

     In March 1999 the Company raised $5.0 million of equity from its existing stockholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series A Stock and a warrant to acquire one share of the Company's Class A common stock for $1,000 per share.

     The First Preferred Series A Stock will be entitled to receive dividends at the applicable First Preferred Series A Rate, payable quarterly commencing on April 1, 1999. Dividends will be payable out of funds legally available therefore, will be payable only when, as, and if declared by the Company's Board of Directors, shall be cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series A Rate until paid. The First Preferred Series A Rate will be eight percent per annum through March 31, 2001, ten percent per annum from April 1, 2001 through June 30, 2001, and thereafter will increase by 0.5% for each additional three month period, up to a maximum of 16% per annum. The First Preferred Series A Stock ranks senior to all classes of common stock but ranks junior to the Senior Preferred Stock with respect to dividend rights and rights upon liquidation. The warrants have a strike price of $1,000 per share and will expire if not exercised before December 31, 2007. As a result of the issuance of the First Preferred Series A Stock and warrants, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waived the lenders' rights to the proceeds raised by the Company from the issuance.

     In conjunction with the March 1999 equity offering, the preferred dividend rates on the original Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series A Stock.

     Also in March 1999, and in conjunction with the issuance of the First Preferred Series A Stock and warrants, the Company amended its Senior Credit Facility. The amendment increased the Company's borrowing capacity under the term loan facility of the Senior Credit Facility by $5.5 million. Amounts borrowed under the additional term loan facility bear interest, at the option of the Company, at either (i) the Base Rate (as defined in the Senior Credit Facility) plus 250 basis points or (ii) LIBOR plus 350 basis points. The Company borrowed the additional $5.5 million in March 1999 and concurrently repaid $5.0 million under the revolving loan facility of the Senior Credit Facility.

     Net cash used in operating activities was $5.0 million for the three months ended March 31, 1999 as compared to $6.0 million for the three months ended March 31, 1998, consisting primarily of $6.9 million of cash received on trade receivables during the first week of April that normally would be received by the end of March.

     Cash used in investing activities was $3.1 million for the three months ended March 31, 1999 as compared to $8.8 million for the three months ended March 31, 1998, consisting primarily of both cash outflows for investments in new business and customer contract renewals and the payment of $1.5 million of acquisition costs relating to the Acquisitions.

     Cash provided by financing activities was $6.7 million for the three months ended March 31, 1999 as compared to $8.5 million for the three months ended March 31, 1998, consisting primarily of the issuance $5.0 million of new equity, $5.5 million of new borrowings under the Senior Credit Facility, and offset by repayments of principal under the Senior Credit Facility and repayment of a $0.9 million note relating to the acquisition of MOG.

     The Senior Credit Facility consists of (a) a $55.0 million term loan acquisition facility, (b) a $5.5 million additional term loan facility, and (c) a $25.0 million revolving loan facility (which includes a $5.0 million letter of credit facility). Scheduled principal payments under the term loan facilities may not be reborrowed. Amounts borrowed under the Senior Credit Facility bear interest, at the option of the Company, at either (i) the Base Rate (as defined in the Senior Credit Facility) plus a margin that varies from 75 to 225 basis points, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior Credit Facility); or (ii) the LIBOR plus a margin that varies from 200 to 350 basis points, depending on the Company's Total Debt to EBITDA Ratio.

     The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBOR loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Remaining scheduled principal payments on the term loan facility are approximately $7.2 million, $12.4 million, $13.8 million, and $19.3 million during the years ending 1999, 2000, 2001, and 2002, respectively. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all the assets of the Company and its subsidiaries.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Senior Credit Facility. At March 31, 1999, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

     As of May 4, 1999, the Company had $9.0 million of available borrowing capacity under the Senior Credit Facility.

     As of March 31, 1999, the Company had approximately $182.6 million of long-term indebtedness outstanding including the current portion, a deficit in stockholders' equity of $35.4 million, and $0.3 million of cash.

     As of March 31, 1999, the Company's long-term indebtedness included (i) $115.0 million principal amount of 11.0% Senior Notes due 2007 (the "Senior Notes"), (ii) $67.1 million of indebtedness under the Senior Credit Facility, and (iii) $0.5 million of other indebtedness.

     The Company intends to evaluate additional acquisitions to expand its base of installed inmate telephones and value added services and will continue to evaluate possible acquisition opportunities. There can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy. Such future acquisitions, depending on their size and the form of consideration, may require the Company to seek additional debt or equity financing.

COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains, and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net loss reported in the statements of consolidated operations, since there were no other items of comprehensive income for the periods presented.

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

INFORMATION SYSTEMS AND THE YEAR 2000

     The following statements and all other statements made in this Quarterly Report on Form 10-Q with respect to the Company's Year 2000 processing capabilities or readiness are "Year 2000 Readiness Disclosures" in conformance with the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386).

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

     Assessment. The Year 2000 Problem affects computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company has organized a program team comprised of internal and external staff responsible for monitoring the assessment and remediation status of the Company's Year 2000 projects and reporting such status to the Company's senior management. This project team is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem for the Company's internal systems.

     For reporting purposes, the Company is using a methodology involving the following six phases: Discovery, Assessment, Planning, Remediation, Testing, and Implementation. At March 31, 1999, the Discovery, Assessment, and Planning phases were substantially complete for all program areas. The target completion date for priority items by remaining steps are as follows: Remediation - May 1999; Testing - July 1999; and Implementation - August 1999.

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

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 compliance on its office and facilities equipment.

     The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems to be approximately $0.3 million, almost all of which the Company believes will be incurred during 1999. The Company is currently evaluating for purchase new internal systems. Management believes that these systems, if purchased, will enable the Company to resolve any potential Year 2000 Problems. In addition, the purchase of new internal systems would also provide the Company with increased functionability. The total cost to the Company of new internal systems is estimated to be between $1.0 million and $1.5 million, most of which the Company expects to incur in 1999. This estimate is being monitored and will be revised as additional information becomes available.

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

     Most Likely Consequences of Year 2000 Problem. The Company expects to identify and resolve all Year 2000 Problems that could have a material adverse affect on its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company or its clients have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management believes that the following consequences are possible:

       - a significant number of operational inconveniences and inefficiencies for the Company and its clients that will divert management's time and attention and financial and human resources from ordinary business activities;

       - a lesser number of serious systems failures that will require significant efforts by the Company or its clients to prevent or alleviate material business disruptions;

       - several routine business disputes and claims for pricing adjustments or penalties by clients due to Year 2000 Problems, which will be resolved in the ordinary course of business; and

       - a few serious business disputes alleging that the Company failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

     Contingency Plans. The Company is currently developing contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. The Company expects to complete its contingency plans by June 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software; short - to medium- term use of backup sites, equipment, and software; increased work hours for Company personnel; use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems; and other similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION; RISK FACTORS

     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These forward-looking statements are all statements that are not statements of historical fact or that might otherwise be considered opinion, belief, or projection. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.

     The risks described below are not the only risks facing the Company. Additional risks that the Company does not yet know of or that the Company thinks are not material may also have an adverse effect on the Company. If any of those risks or any of the risks described below actually occur, the Company's business, financial condition, results of operations, or prospects could be materially adversely affected. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

     This Quarterly Report on Form 10-Q contains or incorporates by reference statements about our future that are not statements of historical fact. In some cases, you can identify these statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "predicts," "potential," or "continue" or the negative of those terms and other comparable terminology. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, as a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, performance, or achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. These statements are only predictions, and in evaluating those statements, you should specifically consider the risks outlined below. Actual performance or results may differ materially and adversely. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we are under no duty to update any of the forward-looking statements after the date hereof.

COMPETITORS WITH GREATER RESOURCES

     The inmate telecommunications industry is highly competitive. The Company competes with numerous providers of inmate telephone services such as RBOCs, LECs, IXCs, including major long distance carriers such as AT&T Corp., MCI WorldCom, and Sprint Corporation, and independent public pay telephone and inmate telephone companies. Many of the Company's competitors are larger and better capitalized with significantly greater financial resources than the Company. The Company believes that the principal competitive factors in the inmate telecommunications industry are:

       .    rates of commissions paid to the correctional facilities;
       .    system features and functionality;
       .    system reliability and service;
       .    the ability to customize inmate call processing systems to the specifications and needs of the particular correctional facility;
            and
       .    relationships with correctional facilities.

As a result of these competitive factors, the Company may be required to pay higher commissions to retain its existing contracts or obtain new contracts.

     Historically, federal and state facilities, which are generally bid on a system-wide basis, have been served by RBOCs, large LECs, and IXCs, which are able to leverage their existing systems and infrastructure to serve these large, high volume customers without the need for additional significant capital expenditures. These providers have generally not, however, focused on the smaller city and county correctional systems, which are typically negotiated on a facility-by-facility basis. As a result, a significant portion of city and county correctional facilities, which constitute a substantial majority of the Company's customers, are served by independent inmate telephone and independent public pay telephone companies. RBOCs, LECs, or IXCs could decide to pursue actively contracts with city and county correctional facilities.

     The Company's ability to offer competitive commission rates depends on effectively controlling costs, which in turn necessitates capital expenditures for software and systems. If RBOCs, LECs, and IXCs that have significantly greater financial resources than the Company and are able to connect calls on their owned networks for a negligible marginal cost were to focus on the inmate telecommunications market, the Company could face substantial competition and subsequent increases in commission rates or reduction in market share.

RISKS ASSOCIATED WITH UNCOLLECTIBLE ACCOUNTS

     The Company is required to carry a reserve on its books for future charge-backs from LECs and third party clearinghouses for uncollectible amounts when such amounts exceed the reserves initially withheld by the LECs and clearinghouses. The Company sets the reserves on its books using historical data on charge-backs for each LEC or other billing service providers. The setting of these reserves requires substantial use of estimation. Actual expenses associated with uncollectible accounts could differ from the Company's estimates. Factors that could cause actual expenses associated with uncollectible accounts to vary from the Company's estimates include difficulties in estimating reserves for acquired contracts and variations in expenses associated with uncollectible accounts among LECs. These variations could potentially lead to an increase in the Company's expenses associated with uncollectible accounts.

DIFFICULTY OF EXECUTING ACQUISITION STRATEGY; RISKS ASSOCIATED WITH ANTICIPATED GROWTH

     The Company has experienced rapid growth, and intends to continue to grow through further expansion of its existing operations and through acquisitions. The Company intends to evaluate additional acquisitions to expand its base of installed inmate telephones and value added services and will continue to evaluate possible acquisition opportunities. The Company evaluates specific acquisition opportunities based on market conditions and economic factors existing at the time, and intends to pursue favorable opportunities as they arise. The Company may encounter increased competition for acquisitions in the future, which could result in higher prices for acquisition candidates. There can be no assurance that the Company will find suitable acquisition candidates at acceptable prices, have sufficient available capital resources to realize its acquisition strategy, be successful in entering into definitive agreements for desired acquisitions, or that any such acquisitions, if consummated, will prove
to be advantageous to the Company.   Such future acquisitions, depending on
their size and the form of consideration, may require the Company to seek additional debt or equity financing, or both.

     The success of the Company's growth strategy is also dependent on the ability of the Company to integrate acquired operations into existing operations. In addition, the Company's success is dependent on the ability of the Company to expand internal operations. The Company's ability to manage its anticipated future growth will depend on a number of factors, including its ability to evaluate new contract opportunities, monitor operations, control costs, maintain effective quality control, obtain satisfactory and cost-effective lease rights from and interconnection agreements with companies that own transmission lines, and expand the Company's internal management, technical, and accounting systems. The Company's rapid growth has placed, and its planned future growth will continue to place, a significant strain on the Company's financial, management, and operational resources. There can be no assurance that the integration of acquired operations and continued expansion of internal operations will not require the investment of capital or result in unforeseen difficulties or absorb significant management resources at levels higher than that anticipated by management, or that the Company will realize meaningful economies of scale or operating efficiencies from its acquisitions. In addition, acquisitions and the establishment of new operations will entail considerable expenses in advance of anticipated revenues and may cause substantial fluctuations in the Company's operating results.

     The Company will need to integrate its acquired businesses with its existing operations. This will entail, among other things, integration of switching, transmission, technical, sales, marketing, billing, accounting, quality control, management, payroll, personnel, regulatory compliance, and other systems and operating hardware and software, some or all of which may be incompatible with the Company's existing operations. In addition, the Company has no prior experience in acquiring operations from RBOCs or LECs, and there can be no assurance that the Company would be successful in consummating such acquisitions or in integrating such operations. The Company's acquisition strategy results in the amortization of acquired contracts over a relatively short period of time, generally one to three years. As of March 31, 1999, the Company had capitalized $27.1 million of acquired facility contracts and $75.7 million of goodwill, which could lead to operating losses.

SUBSTANTIAL LEVERAGE; RESTRICTIVE COVENANTS

     The Company has significant debt and debt service obligations. The Senior Credit Facility with CIBC as an agent for a syndicate of lenders consists of (a) a $55.0 term loan acquisition facility, (b) a $5.5 million additional term loan facility, and (c) a $25.0 revolving loan facility (which includes a $5.0 million letter of credit facility). In addition, on June 27, 1997, the Company consummated the offering of the Senior Notes. At March 31, 1999, the Company had approximately $182.6 million of long-term indebtedness outstanding (including the current portion).

     The significant leverage of the Company has several important consequences, including, but not limited to, the following:

        . the Company is required to dedicate a substantial portion of its cash flow from operations to the payment of interest and principal repayment obligations in connection with the Senior Notes, the Senior Credit Facility, and other permitted indebtedness, thereby reducing the funds available for its operations, capital expenditures, and other purposes;
        . the Company's leveraged position and the covenants contained in the Senior Credit Facility and the Indenture governing the Senior Notes limits the Company's ability to obtain additional financing, pay dividends, repurchase stock, make investments, grant liens, and take other actions that may be in the best interests of the Company's stockholders; and
        . the Company's substantial leverage may make it more vulnerable to economic fluctuations, limit its ability to withstand competitive pressures, and reduce its flexibility in responding to changing business and economic conditions.

     In addition, the Company's indebtedness under the Senior Credit Facility bears interest at floating rates, which could adversely affect the Company's ability to service its debt if interest rates rise.

     There can be no assurance that the Company will be able to meet its debt service obligations. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Company otherwise fails to comply with the various covenants contained in its debt obligations, it would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity thereof and could cause defaults under other indebtedness of the Company. The Company's ability to repay or refinance its obligations with respect to its indebtedness will depend on its future financial and operating results, which in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, and other factors, many of which are beyond the Company's control.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT; ANTICIPATED LOSSES

     The Company was founded in December 1996. Accordingly, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. Because the Company anticipates that it will incur operating losses for the foreseeable future, the Company believes that its future success will depend on its ability to significantly increase revenues, which cannot be assured. Additionally, the limited operating history of the Company makes the accurate prediction of future operating results difficult or impossible, and there can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. Since its inception, the Company has incurred losses and, as of March 31, 1999, had an accumulated deficit of approximately $62.0 million. The Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

DEPENDENCE ON TRANSMISSION FACILITIES-BASED CARRIERS

     The Company does not own telecommunications transmission lines. Accordingly, telephone calls made from correctional facilities are connected through transmission lines that the Company leases under a variety of arrangements with transmission facilities-based long distance carriers, some of which are or may become competitors of the Company. The Company's calls are transmitted via facilities leased on a per minute or monthly basis. Accordingly, the Company is vulnerable to increases in its cost basis. If there is an increase in demand for telecommunications services (for example, data services) beyond the increase in supply of transmission facilities, the Company's costs could increase.

CHANGES IN REGULATION COULD ADVERSELY AFFECT THE COMPANY

     The inmate telecommunications industry is regulated at both the federal level by the Federal Communications Commission (the "FCC") and at the state level by the public utility commissions of the various states. In addition, from time to time, legislation may be enacted by Congress or the various state legislatures that affects the telecommunications industry generally and the inmate telephone industry specifically. Court decisions interpreting applicable laws and regulations may also have a significant effect on the inmate telephone industry. There could be changes in existing laws and regulations, as well as the adoption of new laws and regulations applicable to the activities of the Company or other telecommunications business.

     At the federal level, the industry is currently in a period of substantial regulatory change in the aftermath of the Telecommunications Act of 1996 (the "Telecom Act"), which, among other things, directed the FCC to restructure and to change the regulatory framework of the pay telephone industry, including the inmate telephone industry. Because the FCC is still in the process of implementing its new regulations, and because several aspects of rule changes proposed by the FCC are subject to requests for reconsideration, clarification, and final resolution in related proceedings, the ultimate effect of regulatory changes on the Company's business is uncertain. In particular, whether the FCC's rules designed to eliminate subsidization and discrimination by the LECs prove to be effective will significantly affect the level of competition faced by the Company in the inmate telecommunications market in the future. Historically, LECs that have operated in the inmate telephone industry have been able to subsidize their inmate operations with revenue from regulated telephone service in other sectors. The Telecom Act requires that this subsidization be brought to an end. It is not clear how the FCC will effect this statutory mandate. Similarly, because the rules issued under the Telecom Act have only recently been adopted, it is too early to assess the LECs' competitive responses to them.

     In addition to adopting regulations implementing the Telecom Act, the FCC also adopted new regulations for interstate calls requiring inmate telephone service providers to announce to called parties, before the called party incurs any charges, that rate quotes may be obtained by dialing no more than two digits or remaining on the line. The Company must come into compliance with these new rules by October 1, 1999. These new regulations could result in an increase in the Company's costs by slightly increasing the non-billable network hold time for interstate collect calls. And, since the Company may comply with the new federal requirement by implementing rate disclosure on all calls, including intrastate calls, the new regulations may lead to increases in the costs for all inmate collect calls carried by the Company. In addition, the announcement of rate quotes may lead to called parties refusing to accept calls. The exact effect of the new regulations is difficult to predict, as it will depend in large part on how frequently called parties opt to receive a rate quote.

     The Company charges relatively high rates for completing inmate collect, debit, and prepaid calls. Many states have set maximum rates that can be charged for inmate collect calls. Regulators could reduce the rates that may be charged by the Company. From time to time, inmate telecommunications providers are parties to proceedings initiated by consumer protection advocates or individual called parties alleging that excessive rates are being charged with respect to inmate collect calls. One such proceeding is currently pending in the United States District Court in the State of Kentucky. Although the Company has not been named in the proceeding, the plaintiffs in such proceeding are seeking class action certification as to all inmate telecommunications providers as defendants and all recipients of calls from inmate facilities as plaintiffs. The proceeding is in its preliminary stages.

RISKS ASSOCIATED WITH MARKET GROWTH STAGNATING OR DECLINING

     The Company's future growth could be affected by negative trends in the growth of the number of correctional facilities or the number of prisoners. If the societal and political trends that have led to this growth rate abate, the growth of the corrections industry could stagnate or decline. In particular, if the drug laws or mandatory sentencing laws that have been enacted in the last decade are repealed or reduced in scope, there could be an adverse effect on the growth of the inmate population. In addition, state prison authorities in the State of Texas have adopted policies severely restricting the making of telephone calls by inmates in state correctional facilities. The adoption of similar policies by other states could severely reduce the size of the inmate telecommunications market.

RISK OF NEW BUSINESS AREAS

     The Company is pursuing opportunities to market its specialized billing, bad-debt and fraud management, and call validation services to RBOCs, LECs, IXCs, and other inmate telecommunication providers. In May 1998, the Company entered into a contract with a major RBOC, under which the Company performs all of the validation, billing, and collection services for the RBOC's inmate calls. The Company has assumed the risk of managing all billing and collections costs related to this contract, with no recourse to the RBOC. The Company has limited experience in obtaining contracts to provide, and in providing, such services to third parties, and there can therefore be no assurance that the Company will be successful in either of these endeavors.

LEASED LINE AND OTHER NETWORK COST REDUCTION STRATEGIES

     The Company is currently pursuing a strategy of utilizing leased lines for traffic in certain states to reduce its purchases of minutes of use. The Company believes that this strategy will allow it to decrease operating expenses as a percentage of revenue. There can, however, be no assurance that this strategy will be implemented successfully or that, if the strategy is implemented successfully, that such decrease in operating expenses as a percentage of revenue will occur. In particular, the economic benefit to the Company of the leased line strategy is substantially dependent upon the existence of a sufficient level of traffic over the leased lines, and there can be no assurance that sufficient traffic levels will be experienced by the Company. In addition, the Company is pursuing additional alternative network solutions, including purchasing lower per minute rates from second and third tier IXCs, carrying voice traffic over frame relay facilities, and provisioning local lines through CLECs rather than LECs. The Company could fail to successfully implement these strategies, decrease operating expenses as a percentage of revenue through the implementation of these strategies, or experience the traffic levels necessary to obtain the economic benefits of the leased line strategy.

DIFFICULTY OF EXECUTING STRATEGY IF KEY PERSONNEL CANNOT BE RECRUITED AND
RETAINED

     The Company's success is dependent on the efforts of certain of its of officers, senior management, technical, and other personnel, and on its ability to continue to attract, retain, and motivate qualified personnel, particularly financial and accounting personnel. The competition for such employees is intense, and the Company believes that it would be difficult to replace the expertise and experience of such persons in the event that the services of one or more such persons were to become unavailable. Accordingly, the loss of the services of one or more of these individuals without adequate replacement could have a material adverse effect on the Company and its ability to implement its business strategy and to achieve its goals.

LACK OF PATENTS AND POSSIBLE INFRINGEMENT

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

GOVERNMENTAL ENTITIES AS CUSTOMERS

     The Company's customers include state and local governmental entities responsible for the administration and operation of correctional facilities. The Company is subject, therefore, to the administrative policies and procedures employed by, and the regulations that govern the activities of, these governmental entities, including policies, procedures, and regulations concerning the procurement and retention of contract rights and the provision of services. There can be no assurance that the Company's operations will not be adversely affected by the policies and procedures employed by, or the regulations that govern the activities of, these governmental entities, or that the Company will not be limited in its ability to secure additional customer contracts, renew existing customer contracts, or consummate acquisitions as a result of such policies, procedures, and regulations.

TECHNOLOGICAL CHANGE AND NEW SERVICES

     The telecommunications industry has been characterized by rapid technological advancements, frequent new service introductions, and evolving industry standards. Management believes that the Company's future success will depend on its ability to anticipate and respond to such changes and new technology. There can be no assurance that the Company will not be materially adversely affected by the introduction and acceptance of new technology. Some of the Company's technology, such as its call processor technology, has not yet been implemented in all of the facilities, which the Company services.

CONTROL BY PRINCIPAL SHAREHOLDERS

     To the extent that certain of the Company's shareholders exercise their voting rights in concert, they effectively have the ability to control the election of all of the Company's Board of Directors, the outcome of most matters submitted to a vote of the holders of Class A common stock, and generally are able to direct the affairs of the Company. This could make it more difficult to effect certain corporate actions, including replacing incumbent directors or completing a merger, tender offer, or other takeover attempt.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the Company to market risk associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate risk exposure under the Senior Credit Facility. At December 31, 1998, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001 and caps interest on the LIBOR portion of the term portion of the Senior Credit Facility at 7.5%, plus the LIBOR margin.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates, as of December 31, 1998. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.

Expected Maturity
 Date...............     1999           2000            2001           2002        2003    Thereafter    Total          Fair Value

Variable Rate
 Debt (1)  ......... $ 9,657,729     $12,375,000     $13,750,000     $28,250,000                       $ 64,032,729    $ 64,032,729

Fixed Rate
 Debt............... $   950,000                                                        $115,000,000   $115,950,000    $110,384,000

Average Interest
 Rate...............           8%

----------------
(1) The average interest rate on variable debt is 9.74%

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 1999 the Company sold to certain of its existing stockholders and warrant holders, and their affiliates, 5,000 investment units at a price of $1,000 per unit. Each unit consists of one share of First Preferred Series A Stock and a warrant to acquire one share of the Company's Class A common stock. The warrants are exercisable at the holder's option for a strike price of $1,000 per unit. No underwriters were involved in the transaction, and the Company did not pay any underwriting discounts or commissions. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS


     During the period subject to this Quarterly Report on Form 10-Q, an amendment to the Restated Certificate of Incorporation was adopted by the written consent of the Company's stockholders, as permitted by the terms of the Company's Restated Certificate of Incorporation. Such amendment (i) increased the authorized shares of preferred stock, (ii) established the class of First Preferred Series A Stock, and (iii) amended the dividend rights of the Senior Preferred Stock.

     Votes for:  13,778        Votes Against:    0      Did Not Vote:   2,155

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

   Exhibit
     No.                             Description of Exhibit
--------------   ------------------------------------------------------------

     3.1         Certificate of Incorporation of the Company (filed as Exhibit
                 3.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

     3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

     3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as of July 23, 1998 (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, dated as of August 14, 1998 and incorporated herein by reference).

     3.4* Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as February 11, 1999.

     4.1*        Form of Stock Certificate for the First Preferred Series A
                 Stock.

     4.2*        Form of Warrant Agreement.

    10.1* Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 3, 1999, by and among the Company, Evercom Systems, Inc., Saratoga Telephone Company, Inc., Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (as defined therein), and the Lenders (as defined therein).

    27.1*        Financial Data Schedule

     _______________

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

                                                  EVERCOM, INC.


                                             By:  /s/  DENNIS WHIPPLE
                                                  -------------------
                                                  Dennis Whipple
                                                  Chief Executive Officer



                                             By:  /s/  JEFFREY D. CUSHMAN
                                                  -----------------------
                                                  Jeffrey D. Cushman
                                                  Chief Financial Officer



Date:  May 12, 1999