Form 10-Q
period 1999-06-30
EVERCOM INC
filed 1999-08-13
CIK 1030965

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                ---------------
                                   FORM 10-Q

(Mark One)
[X]  Quarterly report pursuant to sections 13 of 15(d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of June 30, 1999, 16,033 shares of Class A common stock, par value $0.01 per share, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

                        EVERCOM, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................  3

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........ 23


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 24

Item 2.   Changes in Securities and Use of Proceeds......................... 24

Item 3.   Defaults Upon Senior Securities................................... 24

Item 4.   Submission of Matters to a Vote of Stockholders................... 24

Item 5.   Other Information................................................. 24

Item 6.   Exhibits and Reports on Form 8-K.................................. 25

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        EVERCOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,               June 30,
                                                                                            1998                     1999
                                                                                      ----------------         ----------------
                                                                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents  ......................................................    $      1,691,762        $         235,034
  Accounts receivable  ............................................................          39,070,959               44,807,957
  Refundable income taxes  ........................................................             435,593                  510,347
  Inventories  ....................................................................           2,360,280                2,228,671
  Prepaid expenses and other current assets  ......................................             392,448                  308,640
  Deferred income tax asset  ......................................................           1,442,122                1,755,776
                                                                                       ----------------        -----------------
     Total current assets  ........................................................          45,393,164               49,846,425
PROPERTY AND EQUIPMENT  ...........................................................          29,485,944               28,766,291
INTANGIBLE AND OTHER ASSETS  ......................................................         116,586,808              107,364,168
                                                                                       ----------------        -----------------
     TOTAL  .......................................................................    $    191,465,916        $     185,976,884
                                                                                       ================        =================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable  ...............................................................    $     21,856,484        $      18,330,208
  Accrued expenses  ...............................................................          23,798,055               23,281,107
  Current portion of long-term debt  ..............................................          10,607,729               11,012,487
                                                                                       ----------------        -----------------
     Total current liabilities  ...................................................          56,262,268               52,623,802
LONG-TERM DEBT  ...................................................................         169,375,000              168,687,499
OTHER LONG-TERM LIABILITIES........................................................             500,000                1,043,363
DEFERRED INCOME TAXES  ............................................................           1,442,122                1,755,776
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Preferred stock, Senior preferred stock, $.01 par value; 6,000 shares authorized, 5,925 shares issued and outstanding as of
    December 31, 1998 (cumulative liquidation value of $5,925,000).
    Senior and First Preferred Series A, $.01 par value; 6,000 and
    5,000 shares authorized, 5,925 and 5,000 shares issued and outstanding, respectively (cumulative liquidation value of
    $5,925,000 and $5,000,000, respectively) as of June 30, 1999...................                  59                      109
  Common stock, $.01 par value; 50,000 shares authorized, 16,333 shares and
    16,433 issued and outstanding as of December 31, 1998 and June 30, 1999,
    respectively  .................................................................                 163                      164
  Additional paid-in capital  .....................................................          21,829,562               26,517,417
  Accumulated deficit  ............................................................         (57,943,258)             (64,651,246)
                                                                                       ----------------        -----------------
     Total stockholders' deficit  .................................................         (36,113,474)             (38,133,556)
                                                                                       ----------------        -----------------
     TOTAL  .......................................................................    $    191,465,916        $     185,976,884
                                                                                       ================        =================

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                           Three Month Period                          Six Month Period
                                                             Ended June 30,                             Ended June 30,
                                               -----------------------------------------------------------------------------------
                                                       1998                  1999                 1998                  1999
                                               ------------------   ------------------     ------------------   ------------------
OPERATING REVENUE............................  $       54,380,134   $       60,160,064     $     103,604,748    $      119,335,358
OPERATING EXPENSES:
  Telecommunication costs....................          23,706,103           26,451,252            43,792,785            53,312,623
  Facility commissions.......................          17,571,587           18,085,177            33,344,834            36,112,894
  Field operations and maintenance...........           1,714,105            1,705,658             3,746,658             3,343,433
  Selling, general, and administrative.......           4,233,741            4,316,684             8,316,569             8,638,538
  Depreciation...............................           1,377,480            1,758,398             2,689,675             3,465,392
  Amortization of intangibles................           6,390,631            5,575,332            12,917,064            11,337,457
                                               ------------------   ------------------     ------------------   ------------------
     Total operating expenses................          54,993,647           57,892,501           104,807,585           116,210,337
                                               ------------------   ------------------     ------------------   ------------------
OPERATING INCOME (LOSS)......................            (613,513)           2,267,563            (1,202,837)            3,125,021
OTHER EXPENSE (INCOME):
  Interest expense, net......................           5,043,547            4,856,603             9,763,635             9,736,767
  Other (income), net........................             (12,400)                                  (158,955)
                                               ------------------   ------------------     ------------------   ------------------
     Total other (income) expense............           5,031,147            4,856,603             9,604,680             9,736,767
                                               ------------------   ------------------     ------------------   ------------------
LOSS BEFORE INCOME TAXES.....................          (5,644,660)          (2,589,040)          (10,807,517)           (6,611,746)
INCOME TAX EXPENSE...........................             269,908               82,395               482,596                96,242
                                               ------------------   ------------------     ------------------   ------------------
NET LOSS.....................................  $       (5,914,568)  $       (2,671,435)    $     (11,290,113)   $       (6,707,988)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF
  DISCOUNT...................................             118,500              363,542               237,000               502,472
                                               ------------------   ------------------     ------------------   ------------------
NET LOSS APPLICABLE TO COMMON STOCK..........  $       (6,033,068)  $       (3,034,977)    $     (11,527,113)   $       (7,210,460)
                                               ==================   ==================     ==================   ==================

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                         Six Month Period
                                                                                                          Ended June 30,
                                                                                                --------------------------------
                                                                                                       1998             1999
                                                                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.....................................................................................    $ (11,290,113)   $  (6,707,988)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation  ..............................................................................        2,689,675        3,465,392
  Amortization of intangible assets, including deferred financing costs ......................       13,581,766       11,841,900
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable  .....................................................................      (17,356,798)      (5,878,042)
    Inventories  .............................................................................       (1,205,171)         131,609
    Prepaid expenses and other assets  .......................................................           43,202          750,861
    Accounts payable  ........................................................................       10,494,733       (3,526,276)
    Accrued expenses  ........................................................................        3,607,032           38,242
    Income taxes  ............................................................................          878,368          (74,754)
                                                                                                ---------------  ---------------
     Net cash provided by operating activities  ..............................................        1,442,694           40,944
                                                                                                ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in restricted cash  ................................................................        1,919,312
 Capital expenditures  .......................................................................       (6,852,626)      (4,007,064)
 Cash outflows for acquisitions  .............................................................       (8,272,425)      (1,766,210)
                                                                                                ---------------  ---------------
     Net cash used in investing activities  ..................................................      (13,205,739)      (5,773,274)
                                                                                                ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of debt  .........................................................        9,000,000        5,500,000
 Payment of debt issuance costs  .............................................................                          (336,992)
 Repayment of debt  ..........................................................................          (21,709)      (5,782,743)
 Payment of preferred dividends  .............................................................         (474,000)
 Proceeds from the issuance of preferred stock and warrants, net of expenses  ................                         4,895,337
                                                                                                ---------------  ---------------
     Net cash provided by financing activities  .............................................         8,504,291        4,275,602
                                                                                                ---------------  ---------------
DECREASE IN CASH AND CASH EQUIVALENTS  ......................................................        (3,258,754)      (1,456,728)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  .............................................         7,777,996        1,691,762
                                                                                                ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD  ...................................................     $   4,519,242    $     235,034
                                                                                                ===============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest  ....................................................................     $   8,806,228    $   9,425,237
                                                                                                ===============  ===============
 Cash paid for income taxes  ................................................................     $      26,144    $     170,996
                                                                                                ===============  ===============
NONCASH TRANSACTIONS:
 Dividends payable  .........................................................................     $     237,000    $     357,431
                                                                                                ===============  ===============
 Issuance of debt for acquisition of assets  ................................................     $     950,000    $          --
                                                                                                ===============  ===============
 Stock issued for acquisition of assets  ....................................................     $          --    $     150,000
                                                                                                ===============  ===============

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of June 30, 1999 and for the three and six-month periods ended June 30, 1998 and 1999 of Evercom, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit.

     As of January 1, 1999, the Company merged five of its wholly owned subsidiaries (AmeriTel Pay Phones, Inc., Talton Telecommunications Corporation, Talton Telecommunications of Carolina, Inc., Talton STC, Inc., and MOG Communications, Inc.) into Talton Invision, Inc., another of the Company's wholly owned subsidiaries. Concurrent with the merger, the Company amended Talton Invision, Inc.'s Certificate of Incorporation to continue its existence as Evercom Systems, Inc.

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

     Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after December 31, 2000. The Company is currently evaluating the effect that SFAS No. 133 may have on the consolidated financial statements.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                                   December 31,               June 30,
                                                                                       1998                     1999
                                                                                   ------------             ------------
                                                                                                            (Unaudited)
Trade accounts receivable, net of advance payments received of $141,460
   and $108,505 at December 31, 1998 and June 30, 1999, respectively.............  $ 42,308,582             $ 45,034,871
Advance commissions receivable...................................................     2,020,020                1,486,001
Receivables related to acquisitions..............................................       141,044                  242,173
Recoverable Universal Service Fund fees - current portion........................     1,089,800                1,255,256
Receivables from joint venture partner...........................................       419,643
Employees and other..............................................................       329,749                  176,052
                                                                                   ------------             ------------
                                                                                     46,308,838               48,194,353
Less allowance for unbillable and uncollectible chargebacks......................    (7,237,879)              (3,386,396)
                                                                                   ------------             ------------
                                                                                   $ 39,070,959             $ 44,807,957
                                                                                   ============             ============

     At December 31, 1998 and June 30, 1999, the Company had advanced commissions to certain inmate facilities of $2,495,558 and $1,694,384 (unaudited), which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                   December 31,               June 30,
                                                                                       1998                     1999
                                                                                   ------------             ------------
                                                                                                            (Unaudited)
Leasehold improvements...........................................................  $    834,051            $     859,201
Telephone system equipment.......................................................    33,776,168               36,406,618
Vehicles.........................................................................       431,807                  431,807
Office equipment.................................................................     2,419,992                2,510,131
                                                                                   ------------             ------------
                                                                                   $ 37,462,018            $  40,207,757
Less accumulated depreciation....................................................    (7,976,074)             (11,441,466)
                                                                                   ------------             ------------
                                                                                   $ 29,485,944            $  28,766,291
                                                                                   ============             ============

4.   INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:

                                                                                   December 31,               June 30,
                                                                                       1998                     1999
                                                                                   ------------             ------------
                                                                                                            (Unaudited)
Intangible assets:
  Acquired telephone contracts...................................................  $ 63,835,844             $ 66,751,375
  Noncompete agreements..........................................................       568,611                  568,611
  Deferred loan costs............................................................     8,299,067                8,636,059
  Goodwill.......................................................................    84,530,834               84,530,834
  Other intangibles..............................................................       694,493                  728,283
                                                                                   ------------             ------------
                                                                                   $157,928,849             $161,215,162
 Less accumulated amortization...................................................   (42,640,007)             (54,481,907)
                                                                                   ------------             ------------
Total intangible assets..........................................................   115,288,842              106,733,255
Deposits.........................................................................       400,540                  422,530
Recoverable Universal Service Fund fees - noncurrent portion.....................       421,888
Other assets - noncurrent portion of commission advances to facilities...........       475,538                  208,383
                                                                                   ------------             ------------
                                                                                   $116,586,808             $107,364,168
                                                                                   ============             ============


5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                         December 31,               June 30,
                                                                             1998                     1999
                                                                         ------------             ------------
                                                                                                  (Unaudited)
          Facility commissions.........................................  $  8,007,248             $  7,424,008
          Billing and collection fees..................................     1,804,790                1,940,770
          Uncollectible call chargebacks...............................     5,267,345                5,830,421
          Accrued acquisition and financing costs......................     3,941,666                3,029,045
          Accrued interest.............................................       218,646                   25,733
          Accrued excise taxes payable.................................     2,072,856                2,387,749
          Accrued dividends on preferred stock.........................       474,000                  831,431
          Accrued restructure costs....................................       654,245                  243,188
          Accrued payroll and bonuses..................................       778,633                  819,114
          Other........................................................       578,626                  749,648
                                                                         ------------             ------------
                                                                         $ 23,798,055             $ 23,281,107
                                                                         ============             ============


     The accrual for uncollectible call chargebacks represents a reserve for amounts collected from the various local exchange carriers ("LECs") or third-party billing services that are expected to be charged back to the Company in future periods.

Restructuring Costs. During 1998, management authorized and committed to a restructuring plan. The plan provides for the consolidation of certain operations, including closing a number of office locations, reducing the workforce by approximately 21 employees and eliminating certain management positions. Based on the finalization of estimates included within the plan and the undertaking of certain actions in accordance with the plan, management made revisions to the original estimates during the fourth quarter of 1998. The revisions primarily resulted from the final determination of the number of employees terminated, which resulted in 19 terminations, the unexpected subletting of certain facilities, and a refinement of expected legal and other costs.

Although certain specific actions of the plan were modified, the overall restructuring plan is expected to be completed at a total cost of approximately $200,000 less than the original provision.

Original restructuring reserves were established totaling $1.4 million, of which $200,000 was reversed in the fourth quarter. Of the adjusted amount, $600,000 was reserved for severance and related costs, $200,000 for the office leases, and $400,000 for legal and other costs.

                                                           Amounts
                                                          Charged to             Amounts               Amounts
                                                         Earnings in           Incurred in           Incurred in
                                                             1998                  1998                 1999
                                                        --------------        --------------        --------------
Severance and related costs...........................      $  614,678              $252,885             $313,315
Leased facilities.....................................         217,902                68,449               75,271
Legal and other costs.................................         379,685               236,685               22,472
                                                            ----------              --------             --------
                                                            $1,212,265              $558,019             $411,058
                                                            ==========              ========             ========


6.   LONG-TERM DEBT

     The following is a summary of long-term debt:

                                                                                   December 31,               June 30,
                                                                                       1998                     1999
                                                                                   ------------             ------------
                                                                                                            (Unaudited)
          Senior Notes...........................................................  $115,000,000             $115,000,000
          Senior Credit Facility:
              Revolving loan facility............................................    14,500,000               14,500,000
              Term loan acquisition facility.....................................    49,500,000               44,687,500
              Additional term loan facility......................................                              5,500,000
          Note payable, with interest of 8.0%, due at maturity on
              February 19, 1999 and subordinate to borrowings under
              the Senior Notes and Senior Credit Facility........................       950,000
          Other..................................................................        32,729                   12,486
                                                                                   ------------             ------------
                                                                                    179,982,729              179,699,986
          Less current portion of long-term debt.................................   (10,607,729)             (11,012,487)
                                                                                   ------------             ------------
                                                                                   $169,375,000             $168,687,499
                                                                                   ============             ============


In March 1999, the Company amended its revolving and term loan agreement (the "Senior Credit Facility"), as discussed further in footnote 7. Under the terms of the Senior Credit Facility, the term loan acquisition facility is due in quarterly installments of $2,406,250, increasing to $3,093,750 on March 31, 2000 and $3,437,500 on March 31, 2001, with the remaining unpaid balance due on December 31, 2002. The additional term loan facility is due on December 31, 2002.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Senior Credit Facility. At June 30, 1999, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the London Interbank Offering Rate ("LIBOR") portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

7.   EQUITY OFFERING AND SENIOR CREDIT FACILITY AMENDMENT

In March 1999 the Company raised $5.0 million of equity from its existing stockholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series A Stock and a warrant to acquire one share of the Company's Class A common stock for $1,000 per share. The warrants will expire if not exercised before December 31, 2007. In determining the value of the First Preferred Series A Stock and the warrants, the net proceeds were allocated based on their relative fair values.

The First Preferred Series A Stock is entitled to receive dividends at the applicable First Preferred Series A Rate, payable quarterly commencing on April 1, 1999. Dividends are payable out of funds legally available therefore, will be payable only when, as, and if declared by the Company's Board of Directors, shall be cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series A Rate until paid. The First Preferred Series A Rate is eight percent per annum through March 31, 2001, will be ten percent per annum from April 1, 2001 through June 30, 2001, and thereafter will increase by 0.5% for each additional three month period, up to a maximum of 16% per annum. The First Preferred Series A Stock ranks senior to all classes of common stock but ranks junior to the Company's Senior Preferred Stock (the "Senior Preferred Stock") with respect to dividend rights and rights upon liquidation.

In conjunction with the March 1999 equity offering, the preferred dividend rates on the Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series A Stock.

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

Amounts borrowed under the additional term loan facility bear interest, at the option of the Company, at either (i) the Base Rate (as defined in the Senior Credit Facility) plus 250 basis points or (ii) LIBOR plus 350 basis points through the remainder of 1999.

8.   ACQUISITION

Effective June 1, 1999, the Company entered into an agreement to purchase substantially all of the net assets of the inmate payphone divisions of Alliance Tel-Com, Inc., KR&K Communications, Inc., U.S. Connect, Inc., Tele-Communications, Inc., and Lake-Tel, Inc. (collectively, "Alliance"), which are all part of an affiliated group of companies. The purchase price consisted of 100 shares of the Company's common stock, a contingent payment of up to an additional 440 shares of the Company's common stock if certain financial objectives are met, assumption of $275,000 of liabilities, and a cash payment of $10.

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

The Company's inmate telecommunications services consist of collect call, prepaid, and debit card services. The Company enters into multi-year agreements (generally three to five years) with correctional facilities, pursuant to which the Company serves as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, the Company pays a percentage of its revenue from each correctional facility as a commission to that facility. Typically, the Company installs and retains ownership of the telephones and related equipment and provides additional services to correctional facilities that are tailored to the specialized needs of the corrections industry and to the requirements of the individual correctional facility, such as call activity reporting and call blocking. The Company also generates revenues from public pay telephones that are ancillary to its inmate telephone business.

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

In July of 1999, the Company began providing validation, billing and collection services for the inmate calls of an additional RBOC.

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

Local access charges consist of monthly line and usage charges paid to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, a per message or per minute usage rate based on the time and duration of the call. Third party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. The Company believes that it experiences faster payments and lower expenses associated with uncollectible accounts when using direct billing rather than when using other billing services providers. Expenses associated with uncollectible accounts are a significant cost in providing inmate telecommunications services.

Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with facilities. Commission rates are the principal basis of competition for obtaining and retaining contracts. The Company's ability to offer attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for larger facilities have higher commission rates, but these higher commission rates are typically offset as a percentage of revenue by lower network charges, field maintenance, and SG&A expenses. The commission rates paid by the Company have increased from 23.8% in 1995 to 30.1% for the three months ended June 30, 1999. This is due primarily to higher facility commissions on contracts obtained by the Company through acquisitions, competition for larger facilities, and increased commission rates on renewals. Commission rates are expected to gradually increase as a percentage of revenues in the future. The overall commission percentage to total revenues of 30.1% for the three months ended June 30, 1999 includes the effect of the validation, billing, and collection services provided under the Company's agreement with a major RBOC, under which no commissions are paid.

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

Effective December 1, 1996, the Company became the holding company for the operations of AmeriTel Pay Phones, Inc. and Talton Telecommunications Corporation and its subsidiary. The Company also acquired the operations of Tri-T, Inc. on April 4, 1997, Security Telecom Corporation on June 27, 1997, Correctional Communications Corporation on July 31, 1997, the inmate payphone division of Communications Central, Inc. on October 6, 1997, the inmate payphone division of North American InTeleCom on December 1, 1997, the inmate payphone division of Peoples Telephone Company on December 19, 1997, the inmate payphone division of ILD Teleservices, Inc. ("ILD") on January 1, 1998, MOG Communications, Inc. ("MOG") on February 1, 1998, Saratoga Telephone Company, Inc. ("Saratoga") on July 1, 1998, and Alliance as of June 1, 1999 (collectively, the "Acquisitions").

Results of Operations

The following table sets forth, for the three months and six months ended June 30, 1998 and 1999, respectively, the results of operations of the Company.

                                           Three Months Ended June 30,              Six Months Ended June 30,
                                      -------------------------------------  ---------------------------------------
                                             1998               1999                1998                 1999
                                      ------------------  -----------------  -------------------  ------------------
                                                                 (Dollars in thousands)

Operating revenue.................... $ 54,380    100.0%  $ 60,160   100.0%  $103,605     100.0%  $119,335    100.0%
Operating expenses:
   Telecommunication costs...........   23,706     43.6     26,451    44.0     43,793      42.3     53,313     44.7
   Facility commissions..............   17,572     32.3     18,085    30.1     33,345      32.2     36,113     30.3
   Field operations & maintenance....    1,714      3.1      1,706     2.8      3,747       3.6      3,343      2.8
   Selling, general &
    administrative...................    4,234      7.8      4,317     7.2      8,316       8.0      8,639      7.2
   Depreciation......................    1,377      2.5      1,758     2.9      2,690       2.6      3,465      2.9
   Amortization of intangibles.......    6,391     11.8      5,575     9.3     12,917      12.5     11,337      9.5
                                      --------    ------  --------   ------  --------     ------  --------    ------
      Total operating expenses.......   54,994    101.1     57,892    96.2    104,808     101.2    116,210     97.4
                                      --------    ------  --------   ------  --------     ------  --------    ------
Operating income (loss)..............     (614)    (1.1)     2,268     3.8     (1,203)     (1.2)     3,125      2.6
Other (income) expense:
    Interest expense, net............    5,043      9.3      4,857     8.1      9,764       9.4      9,737      8.1
    Other, net.......................      (12)     0.0          -     0.0       (159)     (0.1)         -      0.0
                                      --------    ------  --------   ------  --------     ------  --------    ------
Total other (income) expense.........    5,031      9.3      4,857     8.1      9,605       9.3      9,737      8.1
                                      --------    ------  --------   ------  --------     ------  --------    ------
Loss before income taxes.............   (5,645)   (10.4)    (2,589)   (4.3)   (10,808)    (10.5)    (6,612)    (5.5)
Income tax expense...................      270      0.5         82     0.1        483       0.4         96      0.1
                                      --------    ------  --------   ------  --------     ------  --------    ------
Net loss............................. $ (5,915)  (10.9)%  $ (2,671)  (4.4)%  $(11,291)   (10.9)%  $ (6,708)   (5.6)%
                                      ========    ======  ========   ======  ========     ======  ========    ======
EBITDA............................... $  7,166     13.2%  $  9,601    16.0%  $ 14,563      14.1%  $ 17,927     15.0%
                                      ========    ======  ========   ======  ========     ======  ========    ======


  Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Operating Revenues. The Company's operating revenues increased by $5.8 million, or 10.7%, from $54.4 million for the three months ended June 30, 1998 to $60.2 million for the three months ended June 30, 1999. The increase in operating revenues was primarily due to the validation, billing and collection services for the inmate calls of a major RBOC, the acquisition by the Company of Saratoga in the third quarter of 1998, and new contract installations.

     Operating Expenses. Total operating expenses increased $2.9 million, from $55.0 million for the three months ended June 30, 1998 to $57.9 million for the three months ended June 30, 1999. Operating expenses as a percentage of operating revenues decreased 4.9% from 101.1% for the three months ended June 30, 1998 to 96.2% for the three months ended June 30, 1999. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

Telecommunication costs increased by $2.8 million, from $23.7 million for the three months ended June 30, 1998 to $26.5 million for the three months ended June 30, 1999. Telecommunication costs represented 43.6% of operating revenues for the three months ended June 30, 1998 and 44.0% of operating revenues for the three months ended June 30, 1999. The dollar increase is primarily due to the Company's acquisition of Saratoga, new contract installations, and new billing services provided to a major RBOC commencing in May 1998. Telecommunication costs as a percentage of revenue increased due to (i) the growth in the billing services business that has a larger component of telecommunication costs as a percentage of revenue than the Company's traditional inmate business, as further explained in the "Overview" and (ii) higher uncollectible accounts caused by the Company's acquisition and consolidation activities. These higher uncollectibles were a result of some of the Company's systems not being fully integrated until May 1999. The increase in telecommunication costs as a percentage of revenue was partially offset by network savings resulting from new contracts with long distance carriers.

     Facility commissions increased by $0.5 million, from $17.6 million for the three months ended June 30, 1998 to $18.1 million for the three months ended June 30, 1999. Facility commissions represented 32.3% of operating revenues for the three months ended June 30, 1998 and 30.1% of operating revenues for the three months ended June 30, 1999, a decrease of 2.2%. The decrease as a percentage of operating revenues is primarily due to the effect of the new billing services provided to a major RBOC, as further explained in the "Overview." Commission expense as a percentage of revenue for the Company's traditional inmate business was 32.3% and 33.7% for the three months ended June 30, 1998 and 1999, respectively. Commission rates are expected to gradually increase in the future.

     Field operations and maintenance costs were $1.7 million for the three months ended June 30, 1998 and 1999, respectively. Field operations and maintenance costs represented 3.1% of operating revenues for the three months ended June 30, 1998 and 2.8% of operating revenues for the three months ended June 30, 1999, a decrease of 0.3%. The decrease as a percentage of operating revenues is primarily due to the savings associated with the consolidation of the Company's operations during 1998.

     SG&A costs increased by $0.1 million, from $4.2 million for the three months ended June 30, 1998 to $4.3 million for the three months ended June 30, 1999. SG&A represented 7.8% of operating revenues for the three months ended June 30, 1998 and 7.2% of operating revenues for the three months ended June 30, 1999, a decrease of 0.6%. The decrease in SG&A as a percentage of operating revenues is primarily due to the consolidation of the Company's operations during 1998.

     Depreciation and amortization costs decreased by $0.5 million, from $7.8 million for the three months ended June 30, 1998 to $7.3 million for the three months ended June 30, 1999. Depreciation and amortization costs represented 14.3% of operating revenues for the three months ended June 30, 1998 and 12.2% of operating revenues for the three months ended June 30, 1999, a decrease of 2.1%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

     Operating Income (Loss). The Company's operating income increased by $2.9 million, from a loss of $0.6 million for the three months ended June 30, 1998 to operating income of $2.3 million for the three months ended June 30, 1999, substantially due to the decrease in amortization of intangibles and the other factors described above. The Company's operating income margin increased from a negative operating margin of 1.1% for the three months ended June 30, 1998 to a positive operating margin of 3.8% for the three months ended June 30, 1999, primarily as a result of the factors described above.

     Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, decreased by $0.1 million from $5.0 million for the three months ended June 30, 1998 to $4.9 million for the three months ended June 30, 1999. The decrease was primarily due to lower interest expense associated with indebtedness incurred by the Company in connection with the Acquisitions.

     Net Loss. The Company's net loss decreased by $3.2 million, from $5.9 million for the three months ended June 30, 1998 to $2.7 million for the three months ended June 30, 1999, primarily as a result of the factors described above.

     EBITDA. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by $2.4 million from $7.2 million for the three months ended June 30, 1998 to $9.6 million for the three months ended

June 30, 1999. EBITDA as a percentage of operating revenues increased from 13.2% for the three months ended June 30, 1998 to 16.0% for the three months ended June 30, 1999, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating income. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Operating Revenues. The Company's operating revenues increased by $15.7 million, or 15.2%, from $103.6 million for the six months ended June 30, 1998 to $119.3 million for the six months ended June 30, 1999. The increase in operating revenues was primarily due to the validation, billing and collection services for the inmate calls of a major RBOC, the acquisition by the Company of MOG and Saratoga in the first quarter and third quarter of 1998, respectively, and new contract installations.

     Operating Expenses. Total operating expenses increased $11.4 million, from $104.8 million for the six months ended June 30, 1998 to $116.2 million for the six months ended June 30, 1999. Operating expenses as a percentage of operating revenues decreased 3.8% from 101.2% for the six months ended June 30, 1998 to 97.4% for the six months ended June 30, 1999. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

     Telecommunication costs increased by $9.5 million, from $43.8 million for the six months ended June 30, 1998 to $53.3 million for the six months ended June 30, 1999. Telecommunication costs represented 42.3% of operating revenues for the six months ended June 30, 1998 and 44.7% of operating revenues for the six months ended June 30, 1999. The dollar increase is primarily due to the Company's acquisition of MOG and Saratoga, new contract installations, and new billing services provided to a major RBOC commencing in May 1998. Telecommunication costs as a percentage of revenue increased due to the growth in the billing services business that has a larger component of telecommunication costs as a percentage of revenue than the Company's traditional inmate business, as further explained in the "Overview." The increase was also due to (i) higher uncollectible accounts caused by the Company's acquisition and consolidation activities and (ii) an increase in competitive local exchange carrier ("CLEC") activity. In most cases CLECs are unable to bill the Company's traffic, which limits the Company's ability to collect receivables from CLEC customers. The Company is responding to this problem by offering prepaid services to these customers. The increase in telecommunication costs as a percentage of revenue was partially offset by network savings resulting from new contracts with long distance carriers.

     Facility commissions increased by $2.8 million, from $33.3 million for the six months ended June 30, 1998 to $36.1 million for the six months ended June 30, 1999. Facility commissions represented 32.2% of operating revenues for the six months ended June 30, 1998 and 30.3% of operating revenues for the six months ended June 30, 1999, a decrease of 1.9%. The decrease as a percentage of operating revenues is primarily due to the effect of the new billing services provided to a major RBOC, as further explained in the "Overview." Commission expense as a percentage of revenue for the Company's traditional inmate business was 32.2% and 33.8% for the six months ended June 30, 1998 and 1999, respectively. Commission rates are expected to gradually increase in the future.

     Field operations and maintenance costs decreased by $0.4 million, from $3.7 million for the six months ended June 30, 1998 to $3.3 million for the six months ended June 30, 1999. Field operations and maintenance costs represented 3.6% of operating revenues for the six months ended June 30, 1998 and 2.8% of operating revenues for the six months ended June 30, 1999, a decrease of 0.8%. The decrease as a percentage of operating revenues is primarily due to the savings associated with the consolidation of the Company's operations during 1998.

     SG&A costs increased by $0.3 million, from $8.3 million for the six months ended June 30, 1998 to $8.6 million for the six months ended June 30, 1999. SG&A represented 8.0% of operating revenues for the six months ended June 30, 1998 and 7.2% of operating revenues for the six months ended June 30, 1999, a decrease of 0.8%. The decrease in SG&A as a percentage of operating revenues is primarily due to the consolidation of the Company's operations during 1998.

     Depreciation and amortization costs decreased by $0.8 million, from $15.6 million for the six months ended June 30, 1998 to $14.8 million for the six months ended June 30, 1999. Depreciation and amortization costs represented 15.1% of operating revenues for the six months ended June 30, 1998 and 12.4% of operating revenues for the six months ended June 30, 1999, a decrease of 2.7%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

     Operating Income (Loss). The Company's operating income increased by $4.3 million, from a loss of $1.2 million for the six months ended June 30, 1998 to operating income of $3.1 million for the six months ended June 30, 1999, substantially due to the decrease in amortization of intangibles and the other factors described above. The Company's operating income margin increased from a negative operating margin of 1.2% for the six months ended June 30, 1998 to a positive operating margin of 2.6% for the six months ended June 30, 1999, primarily as a result of the factors described above.

     Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $0.1 million from $9.6 million for the six months ended June 30, 1998 to $9.7 million for the six months ended June 30, 1999.

     Net Loss. The Company's net loss decreased by $4.6 million, from $11.3 million for the six months ended June 30, 1998 to $6.7 million for the six months ended June 30, 1999, primarily as a result of the factors described above.

     EBITDA. EBITDA increased by $3.3 million from $14.6 million for the six months ended June 30, 1998 to $17.9 million for the six months ended June 30, 1999. EBITDA as a percentage of operating revenues increased from 14.1% for the six months ended June 30, 1998 to 15.0% for the six months ended June 30, 1999, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating income. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Liquidity and Capital Resources

     The Company expects that its principal sources of liquidity will be cash flow from operations and borrowings under the revolving loan facility of the Senior Credit Facility. The Company anticipates that its principal uses of liquidity will be to provide working capital and meet debt service requirements. Management expects that cash flow from operations, along with additional borrowings under existing credit facilities, will be sufficient to meet the Company's operating requirements for the next twelve months. The Company currently anticipates that interest payments of approximately $18.5 million and $18.0 million for each of the fiscal years ending December 31, 1999 and December 31, 2000 respectively, will be required under the terms of the Senior Notes and the Senior Credit Facility. As of June 30, 1999, the Company had approximately $9.0 million of unused borrowing capacity under the Senior Credit Facility. The Company anticipates that its primary capital expenditures for the remainder of 1999 will be approximately $5.7 million for capital items required to implement new contracts and contract renewals entered into by the Company.

     In March 1999 the Company raised $5.0 million of equity from its existing stockholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series A Stock and a warrant to acquire one share of the Company's Class A common stock for $1,000 per share.

     The First Preferred Series A Stock is entitled to receive dividends at the applicable First Preferred Series A Rate, payable quarterly commencing on April 1, 1999. Dividends are payable out of funds legally available therefore, will be payable only when, as, and if declared by the Company's Board of Directors, shall be cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series A Rate until paid. The First Preferred Series A Rate is eight percent per annum through March 31, 2001, will be ten percent per annum from April 1, 2001 through June 30, 2001, and thereafter will increase by 0.5% for each additional three month period, up to a maximum of 16% per annum. The First Preferred Series A Stock ranks senior to all classes of common stock but ranks junior to the Senior Preferred Stock with respect to dividend rights and rights upon liquidation. The warrants have a strike price of $1,000 per share and will expire if not exercised before December 31, 2007. As a result of the issuance of the First Preferred Series A Stock and warrants, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waived the lenders' rights to the proceeds raised by the Company from the issuance.

     In conjunction with the March 1999 equity offering, the preferred dividend rates on the Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series A Stock.

     Also in March 1999, and in conjunction with the issuance of the First Preferred Series A Stock and warrants, the Company amended its Senior Credit Facility. The amendment increased the Company's borrowing capacity under the term loan facility of the Senior Credit Facility by $5.5 million, which bears interest at similar rates to the existing borrowings under the Senior Credit Facility. The Company borrowed the additional $5.5 million in March 1999 and concurrently repaid $5.0 million under the revolving loan facility of the Senior Credit Facility.

     Net cash provided by operating activities was $40,944 for the six months ended June 30, 1999, as compared to $1.4 million for the six months ended June 30, 1998. Cash flows from the Company's operations were affected by the change in operating assets and liabilities, primarily due to the timing of receivables collections, establishment of reserves by the Company's LECs and the timing of vendor payments.

     Cash used in investing activities was $5.8 million for the six months ended June 30, 1999, as compared to $13.2 million for the six months ended June 30, 1998, consisting primarily of both cash outflows for investments in new business and customer contract renewals and the payment of $1.8 million of acquisition costs relating to the acquisitions made by the Company in 1997 and 1998.

     Cash provided by financing activities was $4.3 million for the six months ended June 30, 1999, as compared to $8.5 million for the six months ended June 30, 1998, consisting primarily of $5.0 million of new equity, $5.5 million of new borrowings under the Senior Credit Facility, and offset by repayments of principal under the Senior Credit Facility and repayment of a $0.9 million note relating to the acquisition of MOG.

     The Senior Credit Facility consists of (a) a $55.0 million term loan acquisition facility, (b) a $5.5 million additional term loan facility, and (c) a $25.0 million revolving loan facility (which includes a $5.0 million letter of credit facility). Scheduled principal payments under the term loan facilities may not be reborrowed. Amounts borrowed under the Senior Credit Facility bear interest, at the option of the Company, at either (i) the Base Rate (i.e., the higher of Canadian Imperial Bank of Commerce's ("CIBC") reference rate or the overnight federal funds rate plus 0.5%) plus a margin that varies from 75 to 225 basis points, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior Credit Facility); or (ii) the LIBOR plus a margin that varies from 200 to 350 basis points, depending on the Company's Total Debt to EBITDA Ratio.

     The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBOR loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Remaining scheduled principal payments on the term loan facility are approximately $4.8 million, $12.4 million, $13.8 million, and $19.3 million during the years ended 1999, 2000, 2001, and 2002, respectively. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all the assets of the Company and its subsidiaries.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Senior Credit Facility. At June 30, 1999, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

     As of December 31, 1998 and June 30, 1999, the Company had outstanding letters of credit of $2.8 million and $1.5 million, respectively, to certain states for performance bonds related to inmate contracts.

     As of June 30, 1999, the Company had approximately $180.7 million of indebtedness outstanding, including the current portion, a deficit in stockholders' equity of $38.1 million, and $0.2 million of cash.

     As of June 30, 1999, the Company's indebtedness included (i) $115.0 million of 11.0% Senior Notes due 2007 (the "Senior Notes"), (ii) $64.7 million of indebtedness under the Senior Credit Facility, and (iii) $1.0 million of other indebtedness.

     As of August 6, 1999, the Company had $9.0 million of available borrowing capacity under the Senior Credit Facility.

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

Changes in Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after December 31, 2000. The Company is currently evaluating the effect that SFAS No. 133 may have on the consolidated financial statements.

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

     Assessment. The Year 2000 Problem affects computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company has organized a program team comprised of internal and external staff responsible for monitoring the assessment and remediation status of the Company's Year 2000 projects and reporting such status to the Company's Senior Management. This project team has assessed the potential effect of, and costs of remediating, the Year 2000 Problem for the Company's internal systems.

     For reporting purposes, the Company is using a methodology involving the following six phases: Discovery, Assessment, Planning, Remediation, Testing, and Implementation. At June 30, 1999, the Discovery, Assessment, Planning, Remediation, and Testing phases were substantially complete for all program areas. The target completion date for the remaining priority item, except for Law Enforcement Management System ("LEMS") II, is as follows: Implementation - August 1999. LEMS II target completion date is September 15, 1999.

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

     The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems to be approximately $0.6 million, almost all of which the Company believes will be incurred during 1999. This estimate is being monitored and will be revised as additional information becomes available.

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

     Most Likely Consequences of Year 2000 Problem. The Company expects to identify and resolve all Year 2000 Problems that could have a material adverse effect on its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company or its clients have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, no one can accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. As a result, management believes that the following consequences are possible:

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

Special Note Regarding Forward-Looking Information; Risk Factors

     Certain statements in this Quarterly Report on Form 10-Q constitute forward looking statements. These forward-looking statements are all statements that are not statements of historical fact or that might otherwise be considered opinion, belief, or projection. In some cases, you can identify these statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "predicts," "potential," or "continue" or the negative of those terms and other comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, as a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, performance, or achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. These statements are only predictions, and in evaluating those statements, you should specifically consider the risks outlined below. Actual performance or results may differ materially and adversely. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we are under no duty to update any of the forward-looking statements after the date hereof.

     Among the factors that could cause actual results, levels of activity, performance, and achievements of the Company to differ from those contemplated by forward-looking statements are the risk factors discussed in our annual report on Form 10-K for the year ended December 31, 1998. A copy of such annual report may be obtained from the Securities and Exchange Commission at http://www.sec.gov or by written request to the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required hereunder for the Company is not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 1998 Form 10-K and is therefore not presented herein.

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


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Effective June 1, 1999, the Company acquired all of the net assets of Alliance for a purchase price of 100 shares of the Company's common stock, a contingent payment of up to an additional 440 shares of the Company's common stock if certain financial objectives are met, assumption of $275,000 of liabilities, and a cash payment of $10 paid to a limited number of persons in a private transaction. No underwriters were involved in the transaction, and the Company did not pay any underwriting discounts or commissions. The issuance of shares in this transaction was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     During the period subject to this Quarterly Report on Form 10-Q, the annual meeting of the Company's stockholders was held, at which the Company's Board of Directors was elected.

     Votes for: 16,270.33    Votes Against: 275.00    Did Not Vote: 988.00


ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit
         No.                       Description of Exhibit
--------------------  ---------------------------------------------------------
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

         3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as February 11, 1999 (filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q, dated as of May 13, 1999 and incorporated herein by reference).

        10.1* Amendment to Employment Agreement, dated as of June 1, 1999 by and between the Company and Dennis L. Whipple.

        27.1*         Financial Data Schedule


----------
*  Filed herewith.


(b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the period subject to this Quarterly Report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EVERCOM, INC.


                                         By:/s/  DENNIS WHIPPLE
                                            -------------------
                                         Dennis Whipple
                                         Chief Executive Officer



                                         By:/s/  JEFFREY D. CUSHMAN
                                            -----------------------
                                         Jeffrey D. Cushman
                                         Chief Financial Officer



Date:  August 13, 1999