Form 10-Q
period 1999-09-30
EVERCOM INC
filed 1999-11-10
CIK 1030965

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

                                  (Mark One)
   [X]  Quarterly report pursuant to sections 13 of 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of September 30, 1999, 16,033 shares of Class A common stock, par value $0.01 per share, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

                        EVERCOM, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                         26


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   27

Item 2.   Changes in Securities and Use of Proceeds                           27

Item 3.   Defaults Upon Senior Securities                                     27

Item 4.   Submission of Matters to a Vote of Stockholders                     27

Item 5.   Other Information                                                   27

Item 6.   Exhibits and Reports on Form 8-K                                    28

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        EVERCOM, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                       December 31,   September 30,
                                                           1998            1999
                                                      --------------  --------------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..........................   $  1,691,762    $  3,820,307
 Accounts receivable................................     39,070,959      37,298,854
 Refundable income taxes............................        435,593         445,482
 Inventories........................................      2,360,280       2,799,656
 Prepaid expenses and other current assets..........        392,448         351,796
 Deferred income tax asset..........................      1,442,122       1,973,146
                                                       ------------    ------------
   Total current assets.............................     45,393,164      46,689,241
PROPERTY AND EQUIPMENT..............................     29,485,944      28,208,311
INTANGIBLE AND OTHER ASSETS.........................    116,586,808     102,277,012
                                                       ------------    ------------
   TOTAL...........................................    $191,465,916    $177,174,564
                                                       ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable...................................   $ 21,856,484    $ 18,050,448
 Accrued expenses...................................     23,798,055      25,525,507
 Current portion of long-term debt..................     10,607,729      11,753,370
                                                       ------------    ------------
   Total current liabilities........................     56,262,268      55,329,325
LONG-TERM DEBT......................................    169,375,000     158,635,999
OTHER LONG-TERM LIABILITIES.........................        500,000         818,463
DEFERRED INCOME TAXES...............................      1,442,122       1,973,146
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
 Preferred stock, Senior preferred stock, $.01 par
  value; 6,000 shares authorized, 5,925 shares
  issued and outstanding as of December 31, 1998
  (cumulative liquidation value of $5,925,000).
  Senior and First Preferred Series A, $.01 par
  value; 6,000 and 5,000 shares authorized, 5,925
  and 5,000 shares issued and outstanding,
  respectively (cumulative liquidation value of
  $5,925,000 and $5,000,000, respectively) as
  of September 30, 1999.............................             59             109
 Common stock, $.01 par value; 50,000 shares
  authorized, 16,333 shares and 16,433 issued and
  outstanding as of December 31, 1998 and
  September 30, 1999, respectively..................            163             164
 Additional paid-in capital.........................     21,829,562      26,298,917
 Accumulated deficit................................    (57,943,258)    (65,881,559)
                                                       ------------    ------------
   Total stockholders' deficit......................    (36,113,474)    (39,582,369)
                                                       ------------    ------------
   TOTAL............................................   $191,465,916    $177,174,564
                                                       ============    ============

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                    Three Month Period                     Nine Month Period
                                                                    Ended September 30,                    Ended September 30,
                                                                -----------------------------        -----------------------------
                                                                    1998            1999                1998            1999
                                                                ------------     ------------        ------------     ------------
OPERATING REVENUE......................................         $ 60,564,379     $ 59,126,639        $164,169,127    $178,461,997
OPERATING EXPENSES:
 Telecommunication costs...............................           27,315,069       24,404,796          71,107,854      77,717,419
 Facility commissions..................................           18,638,901       17,786,625          51,983,735      53,899,519
 Field operations and maintenance......................            2,037,557        1,764,280           5,784,215       5,107,713
 Selling, general, and administrative..................            4,865,391        4,233,144          13,181,960      12,871,682
 Depreciation..........................................            1,543,809        1,836,722           4,233,484       5,302,114
 Amortization of intangibles...........................            6,324,118        5,310,427          19,241,182      16,647,884
 Restructuring costs...................................            1,401,868                            1,401,868
                                                                 -----------     ------------        ------------    ------------
  Total operating expenses.............................           62,126,713       55,335,994         166,934,298     171,546,331
                                                                 -----------     ------------        ------------    ------------
OPERATING (LOSS) INCOME................................           (1,562,334)       3,790,645          (2,765,171)      6,915,666
OTHER EXPENSE (INCOME):
 Interest expense, net.................................            4,904,852        4,951,302          14,668,487      14,688,069
 Other (income), net...................................              (39,962)                            (198,917)
                                                                 -----------     ------------        ------------    ------------
  Total other (income) expense.........................            4,864,890        4,951,302          14,469,570      14,688,069
                                                                 -----------     ------------        ------------    ------------
LOSS BEFORE INCOME TAXES...............................           (6,427,224)      (1,160,657)        (17,234,741)     (7,772,403)
INCOME TAX EXPENSE.....................................              375,164           69,656             857,760         165,898
                                                                 -----------     ------------        ------------    ------------
NET LOSS...............................................          $(6,802,388)    $ (1,230,313)       $(18,092,501)   $ (7,938,301)
PREFERRED STOCK DIVIDENDS AND
 ACCRETION OF DISCOUNT.................................              118,500          364,885             355,500         867,357
                                                                 -----------     ------------        ------------    ------------
NET LOSS APPLICABLE TO COMMON STOCK....................          $(6,920,888)    $ (1,595,198)       $(18,448,001)   $ (8,805,658)
                                                                 ===========     ============        ============    ============

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                        Nine Month Period
                                                                                       Ended September 30,
                                                                                    ---------------------------
                                                                                        1998           1999
                                                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.........................................................................   $(18,092,501)  $ (7,938,301)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation....................................................................      4,233,484      5,302,114
  Amortization of intangible assets, including deferred financing costs...........     20,145,275     17,414,720
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable...........................................................    (26,534,813)     1,631,061
    Inventories...................................................................     (1,278,164)      (439,376)
    Prepaid expenses and other assets.............................................       (602,828)       720,751
    Accounts payable..............................................................     17,604,407     (3,806,036)
    Accrued expenses..............................................................      5,165,401      2,507,941
    Income taxes..................................................................        809,277         (9,889)
                                                                                     ------------   ------------
      Net cash provided by operating activities...................................      1,449,538     15,382,985
                                                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Decrease in restricted cash......................................................      1,919,312
 Capital expenditures.............................................................    (10,302,164)    (5,784,516)
 Cash outflows for acquisitions...................................................    (10,470,803)    (2,434,909)
                                                                                     ------------   ------------
      Net cash used in investing activities.......................................    (18,853,655)    (8,219,425)
                                                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of debt...............................................     15,000,000      5,500,000
 Payment of debt issuance costs...................................................                      (336,992)
 Repayment of debt................................................................     (2,787,311)   (15,093,360)
 Payment of preferred dividends...................................................       (474,000)
 Proceeds from the issuance of preferred stock and warrants, net of expenses......                     4,895,337
                                                                                     ------------   ------------
      Net cash provided by (used in) financing activities.........................     11,738,689     (5,035,015)
                                                                                     ------------   ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.................................      (5,665,428)     2,128,545
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...................................       7,777,996      1,691,762
                                                                                     ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................    $  2,112,568   $  3,820,307
                                                                                     ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest...........................................................   $ 17,183,491   $ 10,718,189
                                                                                     ============   ============
 Cash paid for income taxes.......................................................   $    467,370   $    175,787
                                                                                     ============   ============
NONCASH TRANSACTIONS:
 Dividends payable................................................................   $    355,500   $    575,931
                                                                                     ============   ============
 Issuance of debt for acquisition of assets.......................................   $    950,000   $
                                                                                     ============   ============
 Stock issued for acquisition of assets...........................................   $              $    150,000
                                                                                     ============   ============
 Exercise of common stock options issued in connection with acquisition...........   $    200,000   $
                                                                                     ============   ============


                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of September 30, 1999 and for the three and nine-month periods ended September 30, 1998 and 1999 of Evercom, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit.

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

     Comprehensive Income

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires companies to report and display comprehensive income and its components (revenues, expenses, gains, and losses).
Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net loss reported in the statements of consolidated operations, since there were no other items of comprehensive income for the periods presented.

     Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 may have on the consolidated financial statements.

2.        ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                                              December 31,   September 30,
                                                                                                  1998            1999
                                                                                              -------------  --------------
                                                                                                               (Unaudited)
Trade accounts receivable, net of advance payments received of $141,460
 and $36,334 at December 31, 1998 and September 30, 1999, respectively......................  $ 42,308,582     $36,580,929
Advance commissions receivable..............................................................     2,020,020       2,311,985
Receivables related to acquisitions.........................................................       141,044         242,173
Recoverable Universal Service Fund fees - current portion...................................     1,089,800       1,079,710
Receivables from joint venture partner......................................................       419,643
Employees and other.........................................................................       329,749          49,170
                                                                                               -----------     -----------
                                                                                                46,308,838      40,263,967
Less allowance for unbillable and uncollectible chargebacks.................................    (7,237,879)     (2,965,113)
                                                                                               -----------     -----------
                                                                                               $39,070,959     $37,298,854
                                                                                               ===========     ===========

     At December 31, 1998 and September 30, 1999, the Company had advanced commissions to certain inmate facilities of $2,495,558 and $2,504,200 (unaudited), which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

3.        PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                               December  31,   September 30,
                                                                                                   1998            1999
                                                                                               -------------   --------------
                                                                                                                 (Unaudited)

Leasehold improvements......................................................................   $   834,051     $    866,923
Telephone system equipment..................................................................    33,776,168       37,641,708
Vehicles....................................................................................       431,807          431,807
Office equipment............................................................................     2,419,992        2,546,061
                                                                                               -----------     ------------
                                                                                               $37,462,018     $ 41,486,499
Less accumulated depreciation...............................................................    (7,976,074)     (13,278,188)
                                                                                               -----------     ------------
                                                                                               $29,485,944     $ 28,208,311
                                                                                               ===========     ============

4.        INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:

                                                                              December 31,   September 30,
                                                                                  1998            1999
                                                                              -------------  --------------
                                                                                               (Unaudited)
Intangible assets:
  Acquired telephone contracts..............................................  $ 63,835,844    $ 67,211,863
  Noncompete agreements.....................................................       568,611         568,611
  Deferred loan costs.......................................................     8,299,067       8,636,059
  Goodwill..................................................................    84,530,834      84,530,834
  Other intangibles.........................................................       694,493         766,502
                                                                              ------------    ------------
                                                                              $157,928,849    $161,713,869
 Less accumulated amortization..............................................   (42,640,007)    (60,054,724)
                                                                              ------------    ------------
Total intangible assets.....................................................   115,288,842     101,659,145
Deposits....................................................................       400,540         425,652
Recoverable Universal Service Fund fees - noncurrent portion................       421,888
Other assets - noncurrent portion of commission advances to facilities......       475,538         192,215
                                                                              ------------    ------------
                                                                              $116,586,808    $102,277,012
                                                                              ============    ============


5.        ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                              December 31,   September 30,
                                                                                  1998            1999
                                                                              -------------  --------------
                                                                                               (Unaudited)
     Facility commissions.................................................   $ 8,007,248    $ 7,273,226
     Billing and collection fees..........................................     1,804,790      1,623,029
     Uncollectible call chargebacks.......................................     5,267,345      4,730,456
     Accrued acquisition and financing costs..............................     3,941,666      2,585,246
     Accrued interest.....................................................       218,646      3,421,693
     Accrued excise taxes payable.........................................     2,072,856      2,461,674
     Accrued dividends on preferred stock.................................       474,000      1,049,931
     Accrued restructure costs............................................       654,245        117,894
     Accrued payroll and bonuses..........................................       778,633      1,252,630
     Other................................................................       578,626      1,009,728
                                                                             -----------    -----------
                                                                             $23,798,055    $25,525,507
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

                                                          Amounts
                                                        Charged to     Amounts      Amounts
                                                        Earnings in  Incurred in  Incurred in
                                                           1998         1998         1999
                                                        -----------  -----------  -----------
Severance and related costs...........................   $  614,678     $252,885     $361,793
Leased facilities.....................................      217,902       68,449       82,340
Legal and other costs.................................      379,685      236,685       92,219
                                                         ----------     --------     --------
                                                         $1,212,265     $558,019     $536,352
                                                         ==========     ========     ========

6.        LONG-TERM DEBT

     The following is a summary of long-term debt:

                                                                December 31,   September 30,
                                                                    1998            1999
                                                                -------------  --------------
                                                                                (Unaudited)
     Senior Notes.............................................  $115,000,000    $115,000,000
     Senior Credit Facility:
      Revolving loan facility.................................    14,500,000       7,500,000
      Term loan acquisition facility..........................    49,500,000      42,281,250
      Additional term loan facility...........................                     5,500,000
     Note payable, with interest of 8.0%, due at maturity on
      February 19, 1999 and subordinate to borrowings under
      the Senior Notes and Senior Credit Facility.............       950,000
     Other....................................................        32,729         108,119
                                                                ------------    ------------
                                                                 179,982,729     170,389,369
     Less current portion of long-term debt...................   (10,607,729)    (11,753,370)
                                                                ------------    ------------
                                                                $169,375,000    $158,635,999
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

     In September 1999, the Company amended its Senior Credit Facility. The amendment simplified certain ratios in the financial covenants.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Senior Credit Facility. At September 30, 1999, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the London Interbank Offering Rate ("LIBOR") portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

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

     In September 1999, the Company amended its Senior Credit Facility. The amendment simplified certain ratios in the financial covenants.

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

9.        STOCK OPTIONS

     On July 1, 1999, the Company granted certain executives and employees 315 options to acquire common stock at an exercise price of $2,000 per share.

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

     In July of 1999, the Company began providing validation, billing, and collection services for the inmate calls of an additional RBOC.

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

     Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with facilities. Commission rates are the principal basis of competition for obtaining and retaining contracts. The Company's ability to offer attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for larger facilities have higher commission rates, but these higher commission rates are typically offset as a percentage of revenue by lower network charges, field maintenance, and SG&A expenses. The commission rates paid by the Company have increased from 23.8% in 1995 to 30.1% for the three months ended September 30, 1999. This is due primarily to higher facility commissions on contracts obtained by the Company through acquisitions, competition for larger facilities, and increased commission rates on renewals. Commission rates are expected to gradually increase as a percentage of revenues in the future. The overall commission percentage to total revenues of 30.1% for the three months ended September 30, 1999 includes the effect of the validation, billing, and collection services provided under the Company's agreement with a major RBOC, under which no commissions are paid.

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

Results of Operations

The following table sets forth, for the three months and nine months ended September 30, 1998 and 1999, respectively, the results of operations of the Company.

                                              Three Months Ended September 30,              Nine Months Ended September 30,
                                         -----------------------------------------      ------------------------------------------
                                                 1998                  1999                  1998                      1999
                                         ------------------      -----------------      ------------------      ------------------
                                                                           (Dollars in thousands)
Operating revenue....................    $ 60,564    100.0%      $59,127    100.0%      $164,169    100.0%      $178,462    100.0%
Operating expenses:
 Telecommunication costs...............    27,315     45.1        24,405     41.3         71,108     43.3         77,717     43.5
 Facility commissions..................    18,639     30.8        17,787     30.1         51,984     31.7         53,899     30.2
 Field operations & maintenance........     2,038      3.4         1,764      3.0          5,784      3.5          5,108      2.9
 Selling, general &
  administrative.......................     4,865      8.1         4,233      7.1         13,182      8.0         12,872      7.2
 Depreciation..........................     1,544      2.5         1,837      3.1          4,233      2.6          5,302      3.0
 Amortization of intangibles...........     6,324     10.4         5,310      9.0         19,241     11.7         16,648      9.3
 Restructuring costs...................     1,402      2.3                                 1,402      0.9
                                          -------    -----       -------    -----       --------    -----       --------    -----
   Total operating expenses............    62,127    102.6        55,336     93.6        166,934    101.7        171,546     96.1
                                          -------    -----       -------    -----       --------    -----       --------    -----
Operating (loss) income................    (1,563)    (2.6)        3,791      6.4         (2,765)    (1.7)         6,916      3.9
Other (income) expense:
  Interest expense, net................     4,905      8.1         4,951      8.4         14,669      8.9         14,688      8.2
  Other, net...........................       (40)    (0.1)                                 (199)    (0.1)
                                          -------    -----       -------    -----       --------    -----       --------    -----
Total other (income) expense...........     4,865      8.0         4,951      8.4         14,470      8.8         14,688      8.2
                                          -------    -----       -------    -----       --------    -----       --------    -----
Loss before income taxes...............    (6,428)   (10.6)       (1,160)    (2.0)       (17,235)   (10.5)        (7,772)    (4.3)
Income tax expense.....................       375      0.6            70      0.1            858      0.5            166      0.1
                                          -------    -----       -------    -----       --------    -----       --------    -----
Net loss...............................  $ (6,803)   (11.2)%     $(1,230)    (2.1)%     $(18,093)   (11.0)%     $ (7,938)    (4.4)%
                                          =======    =====       =======    =====       ========    =====       ========    =====
EBITDA.................................   $ 6,345     10.5%      $10,938     18.5%      $ 20,908     12.7%      $ 28,866     16.2%
                                          =======    =====       =======    =====       ========    =====       ========    =====


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Operating Revenues. The Company's operating revenues decreased by $1.5 million, or 2.4%, from $60.6 million for the three months ended September 30, 1998 to $59.1 million for the three months ended September 30, 1999. The decrease in operating revenues was primarily due to enhancements by the Company to its validation process and refinements to its credit policies relating to the integration of the Acquisitions by which the Company seeks to avoid revenue with higher collection risk. The decrease in operating revenues is also due to the expiration of the Company's contract with the State of Alabama during February 1999, which was not renewed. The decrease in operating revenues was offset by revenues generated by the acquisition of Alliance in the second quarter of 1999 and new contract installations.

     Operating Expenses. Total operating expenses decreased $6.8 million, from $62.1 million for the three months ended September 30, 1998 to $55.3 million for the three months ended September 30, 1999. Operating expenses as a percentage of operating revenues decreased 9.0% from 102.6% for the three months ended September 30, 1998 to 93.6% for the three months ended September 30, 1999. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

     Telecommunication costs decreased by $2.9 million, from $27.3 million for the three months ended September 30, 1998 to $24.4 million for the three months ended September 30, 1999. Telecommunication costs represented 45.1% of operating revenues for the three months ended September 30, 1998 and 41.3% of operating revenues for the three months ended September 30, 1999. Telecommunication costs in total, and as a percentage of revenue, decreased primarily due to savings generated by new long distance contracts.

     Facility commissions decreased by $0.8 million, from $18.6 million for the three months ended September 30, 1998 to $17.8 million for the three months ended September 30, 1999. Facility commissions represented 30.8% of operating revenues for the three months ended September 30, 1998 and 30.1% of operating revenues for the three months ended September 30, 1999, a decrease of 0.7%. The decrease as a percentage of operating revenues is primarily due to the validation, billing, and collection services provided to the major RBOCs, as further discussed in the "Overview." Commission expense as a percentage of revenue for the Company's traditional inmate business was 33.5% and 33.7% for the three months ended September 30, 1998 and 1999, respectively. Commission rates are expected to gradually increase in the future, as discussed in "Overview."

     Field operations and maintenance costs decreased by $0.2 million, from $2.0 million for the three months ended September 30, 1998 to $1.8 million for the three months ended September 30, 1999. Field operations and maintenance costs represented 3.4% of operating revenues for the three months ended September 30, 1998 and 3.0% of operating revenues for the three months ended September 30, 1999, a decrease of 0.4%. The decrease as a percentage of operating revenues is primarily due to the savings associated with the consolidation of the Company's operations during 1998.

     SG&A costs decreased by $0.7 million, from $4.9 million for the three months ended September 30, 1998 to $4.2 million for the three months ended September 30, 1999. SG&A represented 8.1% of operating revenues for the three months ended September 30, 1998 and 7.2% of operating revenues for the three months ended September 30, 1999, a decrease of 0.9%. The decrease in SG&A as a percentage of operating revenues is primarily due to the consolidation of the Company's operations during 1998.

     Depreciation and amortization costs decreased by $0.8 million, from $7.9 million for the three months ended September 30, 1998 to $7.1 million for the three months ended September 30, 1999. Depreciation and amortization costs represented 12.9% of operating revenues for the three months ended September 30, 1998 and 12.1% of operating revenues for the three months ended September 30, 1999, a decrease of 0.8%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and overall amortization expense declines.

     In September of 1998, the Company recorded a restructuring charge of $1.4 million as a result of its integration of the Acquisitions. The restructuring charge was subsequently reduced by $0.2 million in the fourth quarter of 1998 due to a revision of the original estimate.

     Operating Income (Loss). The Company's operating income increased by $5.4 million, from a loss of $1.6 million for the three months ended

September 30, 1998 to operating income of $3.8 million for the three months ended September 30, 1999, due to the factors described above. The Company's operating income margin increased from a negative operating margin of 2.6% for the three months ended September 30, 1998 to a positive operating margin of 6.4% for the three months ended September 30, 1999, primarily as a result of the factors described above.

     Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $0.1 million from $4.9 million for the three months ended September 30, 1998 to $5.0 million for the three months ended September 30, 1999. The increase was primarily due to higher interest expense associated with indebtedness incurred by the Company in connection with the Acquisitions.

     Net Loss. The Company's net loss decreased by $5.6 million, from $6.8 million for the three months ended September 30, 1998 to $1.2 million for the three months ended September 30, 1999, primarily as a result of the factors described above.

     EBITDA. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by $4.6 million from $6.3 million for the three months ended September 30, 1998 to $10.9 million for the three months ended September 30, 1999. EBITDA as a percentage of operating revenues increased from 10.5% for the three months ended September 30, 1998 to 18.5% for the three months ended September 30, 1999, primarily due to savings generated by new long distance contracts, a restructuring charge in September of 1998 resulting from the Company's integration of the Acquisitions and reduced costs as a result of consolidation of the Company's operations. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating performance. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Operating Revenues. The Company's operating revenues increased by $14.3 million, or 8.7%, from $164.2 million for the nine months ended September 30, 1998 to $178.5 million for the nine months ended September 30, 1999. The increase in operating revenues was primarily due to the validation, billing and collection services for the inmate calls of the major RBOCs, the acquisition by the Company of MOG, Saratoga and Alliance in the first quarter of 1998, third quarter of 1998 and second quarter of 1999, respectively, and new contract installations.

     Operating Expenses. Total operating expenses increased $4.6 million, from $166.9 million for the nine months ended September 30, 1998 to $171.5 million for the nine months ended September 30, 1999. Operating expenses as a percentage of operating revenues decreased 5.6% from 101.7% for the nine months ended September 30, 1998 to 96.1% for the nine months ended

September 30, 1999. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

     Telecommunication costs increased by $6.6 million, from $71.1 million for the nine months ended September 30, 1998 to $77.7 million for the nine months ended September 30, 1999. Telecommunication costs represented 43.3% of operating revenues for the nine months ended September 30, 1998 and 43.5% of operating revenues for the nine months ended September 30, 1999. The dollar increase is primarily due to the Company's acquisition of MOG, Saratoga and Alliance, new contract installations, and new billing services provided to a major RBOC commencing in May 1998. Telecommunication costs as a percentage of revenue increased due to the growth in the billing services business that has a larger component of telecommunication costs as a percentage of revenue than the Company's traditional inmate business, as further explained in the "Overview." The increase was also due to (i) higher uncollectible accounts resulting from the Company's acquisition and consolidation activities and (ii) an increase in competitive local exchange carrier ("CLEC") activity. In most cases CLECs are unable to bill the Company's traffic, which limits the Company's ability to collect receivables from CLEC customers. The Company is responding to this problem by offering prepaid services to these customers. The increase in telecommunication costs as a percentage of revenue was partially offset by savings resulting from new contracts with long distance carriers.

     Facility commissions increased by $1.9 million, from $52.0 million for the nine months ended September 30, 1998 to $53.9 million for the nine months ended September 30, 1999. Facility commissions represented 31.7% of operating revenues for the nine months ended September 30, 1998 and 30.2% of operating revenues for the nine months ended September 30, 1999, a decrease of 1.5%. The decrease as a percentage of operating revenues is primarily due to the effect of the new billing services provided to a major RBOC, as further explained in the "Overview." Commission expense as a percentage of revenue for the Company's traditional inmate business was 32.9% and 33.8% for the nine months ended September 30, 1998 and 1999, respectively. Commission rates are expected to gradually increase in the future, as discussed in "Overview."

     Field operations and maintenance costs decreased by $0.7 million, from $5.8 million for the nine months ended September 30, 1998 to $5.1 million for the nine months ended September 30, 1999. Field operations and maintenance costs represented 3.5% of operating revenues for the nine months ended September 30, 1998 and 2.9% of operating revenues for the nine months ended September 30, 1999, a decrease of 0.6%. The decrease as a percentage of operating revenues is primarily due to the savings associated with the consolidation of the Company's operations during 1998.

     SG&A costs decreased by $0.3 million, from $13.2 million for the nine months ended September 30, 1998 to $12.9 million for the nine months ended September 30, 1999. SG&A represented 8.0% of operating revenues for the nine months ended September 30, 1998 and 7.2% of operating revenues for the nine months ended September 30, 1999, a decrease of 0.8%. The decrease in SG&A as a percentage of operating revenues is primarily due to the consolidation of the Company's operations during 1998.

     Depreciation and amortization costs decreased by $1.5 million, from $23.5 million for the nine months ended September 30, 1998 to $22.0 million for the nine months ended September 30, 1999. Depreciation and amortization costs represented 14.3% of operating revenues for the nine months ended September 30, 1998 and 12.3% of operating revenues for the nine months ended September 30, 1999, a decrease of 2.0%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and overall amortization expense declines.

     In September of 1998, the Company recorded a restructuring charge of $1.4 million as a result of its integration of the Acquisitions. The restructuring charge was subsequently reduced by $0.2 million in the fourth quarter of 1998 due to a revision of the original estimate.

     Operating Income (Loss). The Company's operating income increased by $9.7 million, from a loss of $2.8 million for the nine months ended September 30, 1998 to operating income of $6.9 million for the nine months ended September 30, 1999, due to the factors described above. The Company's operating income margin increased from a negative operating margin of 1.7% for the nine months ended September 30, 1998 to a positive operating margin of 3.9% for the nine months ended September 30, 1999, primarily as a result of the factors described above.

     Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, increased by $0.2 million, from $14.5 million for the nine months ended September 30, 1998 to $14.7 million for the nine months ended September 30, 1999.

     Net Loss. The Company's net loss decreased by $10.2 million, from $18.1 million for the nine months ended September 30, 1998 to $7.9 million for the nine months ended September 30, 1999, primarily as a result of the factors described above.

     EBITDA. EBITDA increased by $8.0 million from $20.9 million for the nine months ended September 30, 1998 to $28.9 million for the nine months ended September 30, 1999. EBITDA as a percentage of operating revenues increased from 12.7% for the nine months ended September 30, 1998 to 16.2% for the nine months ended September 30, 1999, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating performance. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Liquidity and Capital Resources

     The Company expects that its principal sources of liquidity will be cash flow from operations and borrowings under the revolving loan facility of the Senior Credit Facility. The Company anticipates that its principal uses of liquidity will be to provide working capital and meet debt service requirements. Management expects that cash flow from operations, along with additional borrowings under existing credit facilities, will be sufficient to meet the Company's operating requirements for the next twelve months. The Company currently anticipates that interest payments of approximately $18.5 million and $18.0 million for each of the fiscal years ending December 31, 1999 and December 31, 2000 respectively, will be required under the terms of the Senior Notes and the Senior Credit Facility. As of September 30, 1999, the Company had approximately $16.0 million of unused borrowing capacity under the Senior Credit Facility. The Company anticipates that its primary capital expenditures for the remainder of 1999 will be approximately $3.0 million for capital items required to implement new contracts and contract renewals entered into by the Company.

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

     In September 1999, the Company amended its Senior Credit Facility. The amendment simplified certain ratios in the financial covenants.

     Net cash provided by operating activities was $15.4 million for the nine months ended September 30, 1999, as compared to $1.4 million for the nine months ended September 30, 1998. Cash flows from the Company's operations were affected by the change in operating assets and liabilities, primarily due to the timing of receivables collections, establishment of reserves by the Company's LECs and the timing of vendor payments.

     Cash used in investing activities was $8.2 million for the nine months ended September 30, 1999, as compared to cash provided by financing activities of $18.9 million for the nine months ended September 30, 1998, consisting primarily of both cash outflows for investments in new business and customer contract renewals and the payment of $2.4 million of acquisition costs primarily relating to the acquisitions made by the Company in 1997 and 1998.

     Cash used in financing activities was $5.0 million for the nine months ended September 30, 1999, as compared to cash provided by financing activities of $11.7 million for the nine months ended September 30, 1998, consisting primarily of $5.0 million of new equity, $5.5 million of new borrowings under the Senior Credit Facility, and offset by repayments of principal under the Senior Credit Facility and repayment of a $0.9 million note relating to the acquisition of MOG.

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

     The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBOR loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Remaining scheduled principal payments on the term loan facility are approximately $2.4 million, $12.4 million, $13.8 million, and $19.3 million during the years ended 1999, 2000, 2001, and 2002, respectively. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all the assets of the Company and its subsidiaries.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Senior Credit Facility. At

September 30, 1999, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

     As of December 31, 1998 and September 30, 1999, the Company had outstanding letters of credit of $2.8 million and $1.5 million, respectively, to certain states for performance bonds related to inmate contracts.

     As of September 30, 1999, the Company had approximately $171.2 million of indebtedness outstanding, including the current portion, a stockholders' deficit of $39.6 million, and $3.8 million of cash.

     As of September 30, 1999, the Company's indebtedness included (i) $115.0 million of 11.0% Senior Notes due 2007 (the "Senior Notes"), (ii) $55.3 million of indebtedness under the Senior Credit Facility, and (iii) $0.9 million of other indebtedness.

     As of November 10, 1999, the Company had $17.7 million of available borrowing capacity under the Senior Credit Facility.

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

Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," requires companies to report and display comprehensive income and its components (revenues, expenses, gains, and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net loss reported in the statements of consolidated operations, since there were no other items of comprehensive income for the periods presented.

Changes in Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect that SFAS No. 133 may have on the consolidated financial statements.

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

     For reporting purposes, the Company is using a methodology involving the following six phases: Discovery, Assessment, Planning, Remediation, Testing, and Implementation. At September 30, 1999, the Discovery, Assessment, Planning, Remediation, and Testing phases were substantially complete for all program areas.

     Internal Infrastructure. The Company believes that it has identified the major computers, software applications, and related other equipment used in connection with its internal operations that must be modified, upgraded, or replaced in order to minimize the possibility of a material disruption to its business from the Year 2000 Problem. The Company has commenced the process of modifying, upgrading, and replacing major systems that have been assessed as adversely affected, and expects to complete this process before the occurrence of any material disruption of its business. However, there can be no assurance in this regard.

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 compliance on its office and facilities equipment.

     The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems to be approximately $0.6 million, almost all of which the Company believes will be incurred during 1999, of which $0.4 million has already been incurred. This estimate is being monitored and will be revised as additional information becomes available.

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

     Contingency Plans. The Company has developed contingency plans to be implemented if its efforts to identify and correct Year 2000 Problems affecting its internal systems are not effective. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software; short-to medium-term use of backup sites, equipment, and software; increased work hours for Company personnel; use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems; and other similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

Special Note Regarding Forward-Looking Information; Risk Factors

     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These forward-looking statements are all statements that are not statements of historical fact or that might otherwise be considered opinion, belief, or projection. In some cases, you can identify these statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "intends," "predicts," "potential," or "continue" or the negative of those terms and other comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, as a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, performance, or achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. These statements are only predictions, and in evaluating those statements, you should specifically consider the risks referred to below. Actual performance or results may differ materially and adversely. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we are under no duty to update any of the forward-looking statements after the date hereof.

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

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    Exhibit
     No.          Description of Exhibit
     ---          ----------------------

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

    10.1* Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of September 13, 1999, by and among the Company, the Lenders (as defined therein), and Canadian Imperial Bank of Commerce, as Administrative Agent and Documentation Agent.

    27.1*   Financial Data Schedule

______
*  Filed herewith.


(b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the period subject to this Quarterly Report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EVERCOM, INC.


                                       By: /s/  DENNIS WHIPPLE
                                          -------------------------------

                                       Dennis Whipple
                                       Chief Executive Officer



                                       By: /s/  JEFFREY D. CUSHMAN
                                          ------------------------------
                                       Jeffrey D. Cushman
                                       Chief Financial Officer


Date: November 10, 1999