Form 10-K
period 1999-12-31
EVERCOM INC
filed 2000-03-30
CIK 1030965

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

For the fiscal year ended December 31, 1999

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission File Number ______


                                 EVERCOM, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                          75-2680266
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

          8201 Tristar Drive
          Irving, Texas                                     75063
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

      Registrant's telephone number, including area code -- 972/988-3737
                                                            -------------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
---------------------------            -----------------------------------------
11 % Series B Senior Notes                          Not Applicable
   Due June 30, 2007

Securities registered pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable.

     As of December 31, 1999, the voting and non-voting common equity held by non-affiliates of the registrant had a market value of $0.

     As of March 30, 2000, 16,033 shares of Class A common stock, par value $0.01 per share, were issued and outstanding, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part IV of this Annual Report on Form 10-K:

     1.  Registration Statement on Form S-4 (File No. 333-33639);

     2.  Quarterly Report on Form 10-Q, dated as of August 14, 1998;

     3.  Quarterly Report on Form 10-Q, dated as of November 16, 1998;

     4.  Quarterly Report on Form 10-Q/A, dated as of November 18, 1998;

     5.  Annual Report on Form 10-K, dated as of March 29, 1999;

     6.  Quarterly Report on Form 10-Q, dated as of May 12, 1999;

     7.  Quarterly Report on Form 10-Q, dated as of August 13, 1999; and

     8.  Quarterly Report on Form 10-Q, dated as of November 10, 1999.

                                 EVERCOM, INC.
                               Table of Contents
                               Form 10-K Report
                               December 31, 1999

Part I                                                                                                   Page
------                                                                                                   ----
Item 1.      Business...................................................................................  5
Item 2.      Properties................................................................................. 13
Item 3.      Legal Proceedings.......................................................................... 13
Item 4.      Submission of Matters to a Vote of Security Holders........................................ 14

Part  II
--------
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...................... 15
Item 6.      Selected Financial Data.................................................................... 16
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................................. 18
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk................................. 27
Item 8.      Financial Statements and Supplementary Data................................................ 29
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................................. 54

Part III
--------
Item 10.     Directors and Executive Officers of the Registrant......................................... 55
Item 11.     Executive Compensation..................................................................... 55
Item 12.     Security Ownership of Certain Beneficial Owners and Management............................. 55
Item 13.     Certain Relationships and Related Transactions............................................. 55

Part IV
-------
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................... 56
Signatures.............................................................................................. 60

                                    PART I

ITEM 1.   BUSINESS

General

     Evercom, Inc. (the "Company") is the largest independent provider of collect, prepaid, and debit calling services to local, county, state, and private correctional facilities in the U.S. As of December 31, 1999, the Company served 2,017 correctional facilities in 44 states.

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

     The Company uses its experience in billing, collection, and control of uncollectible accounts to offer specialized billing and collection services to other inmate telecommunications service providers. In May 1998, the Company entered into a contract with a major RBOC, under which the Company performs all of the validation, billing, and collection services for the RBOC's inmate calls, and began processing call traffic under the contract. Under the terms of the contract, the Company receives call traffic from 439 facilities. The Company began providing similar services to another RBOC in 1999. In addition, the Company offers call processing services for a major interexchange carrier ("IXC").

     The Company was formed in December 1996 to consummate the acquisitions of AmeriTel Pay Phones, Inc. ("AmeriTel") and Talton Telecommunications Corporation and its subsidiary ("Talton Telecommunications"). The Company was formed by an affiliate of Engles Urso Follmer Capital Corporation ("EUF"), a private investment banking and consulting firm. In addition to the acquisition of its predecessors, AmeriTel and Talton Telecommunications, the Company also acquired the operations of Tri-T, Inc. ("Tataka") on April 2, 1997, Security Telecom Corporation ("STC") on June 27, 1997, Correctional Communications Corporation ("CCC") on July 31, 1997, the inmate payphone division of Communications Central, Inc. ("InVision") on October 6, 1997, the inmate payphone division of North American InTeleCom ("NAI") on December 1, 1997, the inmate payphone division of Peoples Telephone Company ("PTC") on December 18, 1997, the inmate payphone division of ILD Teleservices, Inc. ("ILD") on January 1, 1998, MOG Communications, Inc. ("MOG") on February 1, 1998, Saratoga Telephone Co. Inc. ("Saratoga") on July 1, 1998, and the inmate payphone divisions of Alliance Tel-Com, Inc., KR&K Communications, Inc., U.S. Connect, Inc., Tele-Communications, Inc., and Lake-Tel, Inc. (collectively, "Alliance") on June 1, 1999 (collectively, the "Acquisitions").

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

Industry Overview

     The U.S. has one of the highest incarceration rates of any country in the world. According to the United States Bureau of Justice Statistics, the number of inmates incarcerated in federal and state prisons and in city and county correctional facilities increased from approximately 1.1 million in June 30, 1990 to approximately 1.9 million at December 31, 1999. Of this total, the Company estimates approximately two-thirds were housed in state and federal prisons, with the remainder in city and county facilities. The United States Bureau of Justice Statistics also reports that the number of inmates incarcerated in the U.S. increased by 4.7% between 1998 and 1999.

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

     Inmate telephones in the U.S. are operated by a large and diverse group of service providers. Large telecommunications companies such as RBOCs, other LECs, and IXCs such as AT&T Corp. ("AT&T"), MCI WorldCom, and Sprint Corporation provide inmate telecommunications in addition to other services. In addition, independent public pay telephone and inmate telephone companies also focus on this market segment. The Company estimates that, as of December 31, 1999, the inmate telecommunications market represented approximately $1.7 billion in gross revenues annually.

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

Operations

  Contracts

     The Company has contracts to provide inmate telecommunications services on an exclusive basis to correctional facilities ranging in size from small, municipal jails to large, state-operated facilities, as well as other types of confinement facilities, including juvenile detention centers, private correctional facilities, and halfway houses. The Company's contracts have multi-year terms, and typically contain renewal options. The Company's contracts generally provide for either (i) automatic renewal unless terminated by written notice a specified period of time before the end of a contract term or (ii) a submission of a competitive bid.

  Marketing and Customer Service

     The Company has historically focused its marketing efforts on local and county correctional facilities. Local and county facilities house inmates for shorter durations than federal and state prisons and generally have higher inmate call volumes. The Company's competitors in bidding for contracts to serve local and county correctional facilities are usually small, regionally-focused independent providers. For larger local and county correctional facility contracts, the Company may also compete with the local RBOC.

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

     The Company provides and installs the inmate telephone system in each correctional facility at no cost to the operator of the facility and generally performs all maintenance activities. The Company utilizes a geographically dispersed staff of field service technicians and independent telecommunications services contractors, which allows the Company to respond quickly to service interruptions. In addition, the Company has the ability to make some repairs remotely through electronic communication with the installed equipment without the need of an on-site service call.

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

     . Prepaid and Debit Card Services. The Company also provides both prepaid and debit card services to inmates and called parties. The Company sells debit cards to correctional facilities at a discount to their face value, which facilities in turn sell the cards at face value to inmates at those facilities. Prepaid call services allow the recipient of an inmate call to pay in advance for collect calls placed to the recipient, while debit card services allow inmates to pay in advance for telephone calls placed by that inmate. Both prepaid and debit card services have minimal associated uncollectible account expenses and minimal billing and collection costs. The Company's prepaid and debit card services revenues comprise a small percentage of the Company's revenues, but these revenues are expected to increase as a percentage of total revenue.

     . Billing Services. The Company uses its experience in billing and collections and management of uncollectible accounts to offer specialized billing and collection services for other inmate telecommunications service providers. The Company is pursuing opportunities to market these services to RBOCs, LECs, IXCs, and other inmate telecommunications providers. In May 1998, the Company entered into a contract with a major RBOC, under which the Company performs all of the validation, billing, and collection services for the RBOC's inmate calls, and began processing call traffic under this contract. Under the terms of the agreement, the Company acquires at a discount the related accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, billing and collections costs, with no recourse to the RBOC. However, under the terms of the agreement, all purchased receivables must be processed and validated through the Company's call management and billing system. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. The contract term is three years and has no minimum volume commitment. The Company began providing similar services to another RBOC in 1999.

     . Additional Value-Added Services. The Company offers value-added services on a customized, facility by facility basis. These services include the use of the Company's computer-based specialized law enforcement management system ("LEMS"), which includes jail management, victim notification, and prisoner profile software packages. LEMS is a key selling point for the Company to potential customers and will also be marketed to its existing customers. The Company also offers jail training services that include Company-sponsored training seminars for jail personnel on a variety of topics, including safety and fraud detection.

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

     Unlike many smaller independent service providers with lower telecommunications traffic, the Company has been able to enter into direct billing agreements in most of its markets because of the Company's high market penetration. The Company's increased telecommunications traffic has enabled the Company to enter into 29 direct billing arrangements that enabled the Company to direct bill approximately 96% of its collect call revenues in December 1999.

     In the absence of a direct billing arrangement, the Company bills and collects its fees through a third-party billing and collection clearinghouse that in turn has a billing and collection agreement with the LEC. When the Company employs a third-party billing and collection clearinghouse, the account proceeds are forwarded by the various LECs to the clearinghouse, which then forwards the proceeds to the Company, less a processing fee that varies from 2% to 3% of billed revenues. The Company also has a central billing office that receives all call records and then enters them into the Company's call activity database.

     The Company's specialized call management and billing system integrates its direct billing arrangements with LECs with its call blocking, validation, and customer inquiry procedures. This system has also provided the Company with the opportunity to market its billing and collection services to third parties. In May 1998 the Company entered into a contract with a major RBOC, under which the Company performs all of the validation, billing, and collection services for inmate call records supplied by the RBOC. The Company entered into a similar agreement with a second RBOC in 1999. In addition, the Company provides call processing services for a major IXC.

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

  Competition

     In the inmate telecommunications business, the Company competes with numerous independent providers of inmate telephone systems, including RBOCs, LECs, and IXCs. Many of the Company's competitors are larger and better capitalized with significantly greater financial resources than the Company. The Company believes that the principal competitive factors in the inmate telecommunications industry are (i) rates of commissions paid to the correctional facilities; (ii) system features and functionality; (iii) system reliability and service; (iv) the ability to customize inmate call processing systems to the specific needs of the particular correctional facility; and (v) relationships with correctional facilities.

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

     Before adoption of the Telecom Act, LECs generally included inmate telephone operations as part of their regulated local exchange telephone company operations. This allowed the LECs to pool revenue and expenses from their monopoly local exchange operations with revenue and expenses from their inmate telephone operations. This commingling of operations made possible the subsidization of the LECs' inmate operations through other regulated revenues. The LECs were also able to shift certain costs from their inmate operations to their local exchange monopoly accounts. In particular, the LECs were able to pool the bad debt from their inmate operations with their other bad debt. Because independent inmate telephone service providers act as their own carrier, they bear the risk of fraudulent calling and uncollectible calls and other bad debt. Bad debt is substantially higher in the inmate telephone industry than in other segments of the telecommunications industry. The LECs' practice of pooling bad debt shifts the high costs of bad debt from inmate telephone operations to the expense accounts of other LEC operations, presenting a vehicle for the cross-subsidization of the LECs' inmate operations, which, in turn, has allowed the LECs to offer commissions to correctional facilities that are significantly higher than those that independent inmate telephone providers can offer.

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

     To carry out its Congressional mandate, the FCC adopted regulations requiring all LECs to transfer their inmate telephone operations from their regulated accounts to the LECs' unregulated accounts no later than April 15, 1997. The FCC's rules implementing Section 276 are designed to eliminate cross-subsidization and cost-shifting. However, since the bad debt arises from the charges for collect calls, which have traditionally been regulated carrier activities, the rules did not prevent shifting of bad debt from inmate operations to the LEC's regulated accounts.

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

     To eliminate discrimination, the FCC required, among other things, that the LECs' inmate telephone operations take any tariffed services from its regulated operations at the tariffed rate for the service, rather than the actual cost of the service. Before the Telecom Act, the LECs' inmate operations were able to take these services at some variant of their underlying costs without regard to the tariffed rate being charged to independent providers. Under the Telecom Act, the LECs' inmate operations must take tariffed services on an arm's length basis, at tariffed rates that are subject to regulatory approval. Further, the rates for the tariffed services offered to both the LECs' inmate telephone operations and independent inmate telephone providers must be developed on a consistent basis. The test that the FCC has mandated for the pricing of services to both independent inmate telephone providers and the LECs' own inmate operations will require a re-examination of existing rates and may lead to a rate reduction for services in some instances, while it is also possible that the rate re-examination may result in some rate increases. In either event, the requirement for a consistent methodology for developing rates should substantially reduce LEC opportunities for unfavorable rate discrimination against independent inmate telephone providers like the Company.

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

     Apart from its proceedings to implement the Telecom Act, the FCC also adopted new regulations for interstate calls requiring inmate telephone service providers to announce to called parties, before the called party incurs any charges, that rate quotes may be obtained by dialing no more than two digits or remaining on the line. The Company was required to comply with these new rules by October 1, 1999. The Company believes it is substantially in compliance with these new rules and is working towards 100% compliance. Although management does not believe it to be likely, regulatory authorities do have authority to impose fines and other sanctions for any violation of these rules. These new regulations could result in an increase in the Company's costs by slightly increasing the non-billable network hold time for collect calls. In addition, the announcement of rate quotes may lead to called parties refusing to accept calls. The exact effect of the new regulations is difficult to predict as it will depend in large part on how frequently called parties opt to receive a rate quote.

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

  Employees

     As of December 31, 1999, the Company had approximately 273 employees.

ITEM 2.   PROPERTIES

     The Company's principal executive offices are located in, and a portion of its operations are conducted from, leased premises located at 8201 Tristar Drive, Irving, Texas 75063. The Company also has four additional regional facilities from which it conducts its operations located in Selma, Alabama; Louisville, Kentucky; Lee's Summit, Missouri; and Raleigh, North Carolina all of which are leased.

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

     From time to time, inmate telecommunications providers are parties to proceedings initiated by inmates, consumer protection advocates or individual called parties alleging that excessive rates are being charged with respect to inmate collect calls. The Company is currently named in such proceedings in various jurisdictions. The plaintiffs in such proceedings generally seek class action certification against all inmate telecommunications providers as defendants, with all recipients of calls from inmate facilities, as plaintiffs. The Company recently obtained dismissal of one such proceeding and is seeking dismissal in the other proceedings in which it is named.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were presented to the security holders in the fourth quarter of 1999.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     There is currently no established public trading market for the Registrant's issued and outstanding capital stock.

     As of December 31, 1999, there were fifty-two holders of the Company's Class A common stock (the "Common Stock") and four holders of the Company's Class B common stock (the "Class B Common Stock").

     There have been no cash dividends declared on the Common Stock from the period January 1, 1996 through December 31, 1999. The Indenture (the "Indenture") governing the Company's Series A and Series B Senior Notes Due 2007 and the Company's senior credit facility, as amended and restated (the "Senior Credit Facility") contain certain restrictive covenants that are likely to materially limit the future payment of dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table sets forth information with respect to all securities sold by the Company for the Company's last fiscal year that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All securities sold and not registered were sold in transactions not involving a public offering under Section 4(2) of the Securities Act.

SECURITIES SOLD            DATE      PERSON ACQUIRING         AMOUNT       CONSIDERATION           USE OF PROCEEDS       TERMS OF
                                        SECURITIES                                                                     CONVERSION OF
                                                                                                                         EXERCISE
------------------------------------------------------------------------------------------------------------------------------------
First Preferred Series A   3/12/99   Company Shareholders   5,000 shares    $5,000,000                Working Capital
                                     And Affiliates

Warrants                   3/12/99   Company Shareholders   5,000 warrants  Additional consideration                   $1,000 strike
                                     And Affiliates                         for First Preferred                        price per
                                                                            Issuance                                   share

Class A Common             6/01/99   Alliance Tel-Com, Inc.   100 shares    Additional consideration  Acquisition of
                                                                            for asset acquisition     business

ITEM 6.   SELECTED FINANCIAL DATA - (in thousands)

     The following selected consolidated financial data of the Company for each of the three years ended December 31, 1999 have been derived from the Company's audited financial statements.

     The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.


                                                                        YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                  1997            1998            1999
                                                                --------        --------        --------
Operating Data:
Operating revenues                                              $ 91,773        $225,293        $236,801
Operating expenses:
     Telecommunication costs                                      37,871          99,843         104,376
     Facility commissions                                         25,724          71,206          71,359
     Field operations and maintenance                              4,543           7,817           6,428
     Selling, general and administrative                           8,540          17,661          17,214
     Depreciation and impairment                                   2,219           6,692           7,200
     Amortization of intangibles                                  14,243          26,339          21,527
     Restructuring and other charges                                 400           1,743             (69)
                                                                --------        --------        --------

          Total operating expenses                                93,540         231,301         228,035
                                                                --------        --------        --------

Operating Income (loss)                                           (1,767)         (6,008)          8,766
Other (income) expenses:
     Interest expense, net                                        11,138          19,638          19,458
     Other (income), net                                             (76)           (236)             (7)
                                                                --------        --------        --------

          Total other (income) expense                            11,062          19,402          19,451
                                                                --------        --------        --------
Loss before income taxes and
     extraordinary loss                                          (12,829)        (25,410)        (10,685)
Income tax (benefit) expense                                        (642)            476             450
                                                                --------        --------        --------

Loss before extraordinary item                                   (12,187)        (25,886)        (11,135)
Extraordinary item                                                 4,740               -               -
                                                                --------        --------        --------

Net loss                                                        $(16,927)       $(25,886)       $(11,135)
                                                                ========        ========        ========

OTHER DATA:
EBITDA (1)                                                      $ 14,771        $ 27,259        $ 37,500
Net cash provided by operating
     activities                                                    6,048           4,258          15,898
Net cash used in investing activities                            (90,757)        (23,384)        (12,138)
Net cash provided by (used in) financing
     activities                                                   92,193          13,039          (3,463)
Capital expenditures (2)                                           8,063          13,592           8,397
Ratio of earnings to fixed charges(3)                                 --              --              --
Deficiency of earnings to fixed charges                           12,829          25,410          10,685

BALANCE SHEET DATA
 (AT END OF YEAR):
Cash and cash equivalents                                       $  7,778        $  1,692        $  1,988
Total assets                                                     189,388         191,466         172,109
Total debt (including current
     maturities)                                                 166,736         180,483         172,666
Total stockholders' equity (deficit)                             (10,020)        (36,113)        (42,998)

-----------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See "-- Special Note Regarding Forward-Looking Information."

Overview

     The Company is the largest independent provider of collect, prepaid, and debit calling services to local, county, state, and private correctional facilities in the U.S. The Company derives substantially all of its revenues from its operation of inmate telecommunications systems located in correctional facilities in 44 states. As of December 31, 1999, the Company served 2,017 correctional facilities.

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

     The Company's traditional inmate business consists of collect, prepaid, and debit calling services provided to correctional facilities. In May 1998, the Company began providing validation, billing, and collection services for the inmate calls of a major RBOC. Under the terms of the agreement, the Company acquires at a discount the related accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC. However, under the terms of the agreement, all purchased receivables must be processed and validated through the Company's call management and billing system. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. Because the Company's revenues associated with this contract represent only a percentage of the face value of the receivables purchased, the associated uncollectible account expense and billing and collection fees represent a much higher percentage of revenue as compared to the Company's traditional inmate business. Consequently, the Company's telecommunications costs represent a higher percentage of revenue under this contract. There are minimal selling, general, and administrative ("SG&A") costs associated with this contract. The contract term is three years and has no minimum volume commitment. The Company pays no facility commissions under this agreement. In August of

1999 the Company began providing validation, billing and collection services to a second RBOC. Under this agreement, the Company charges the RBOC a transaction fee and charges back all uncollectible accounts to the RBOC.

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

     Telecommunication Costs. The principal components of telecommunication costs are long distance transmission costs, local access costs, third party billing costs, and costs of uncollectible accounts. Historically, long distance costs have consisted of charges for minutes of use purchased from IXCs. The Company has entered into an agreement to lease lines connecting urban areas and correctional facilities. Local access charges consist of monthly line and usage charges paid to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, and on a per message or per minute usage rate based on the time and duration of the call. Third party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. Expenses associated with uncollectible accounts are a significant cost in providing inmate telecommunications services.

     Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with the facility. Commission rates are the principal basis of competition for obtaining and retaining contracts. The Company's ability to offer increasingly attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for larger facilities have higher commission rates, but these higher commission rates are typically offset by lower network charges, field maintenance, and SG&A expenses as a percentage of revenue. The commission rates paid by the Company have increased in each period, from 23.8% in 1995 to 33.8% in 1999. This increase is due primarily to higher facility commissions on contracts obtained by the Company through acquisitions, competition for larger facilities, and increased commission rates on renewals. Commission rates are expected to gradually increase as a percentage of revenues in the future. The overall commission percentage to total revenues of 30.1% in 1999 includes the effect of the billing and collection services provided under the Company's agreement with a major RBOC, under which no commissions are paid.

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

     Restructuring Costs. The Company integrated its acquired operations into its existing operations, which resulted in a restructuring charge of $1.2 million in 1998.

     Company History. The Company became the holding company for the operations of its predecessors, AmeriTel and Talton Telecommunications, effective December 1, 1996. The Company also acquired the operations of Tataka on April 2, 1997, STC on June 27, 1997, CCC on July 31, 1997, InVision on October 6, 1997, NAI on December 1, 1997, PTC on December 18, 1997, ILD on January 1, 1998, MOG on February 1, 1998, Saratoga on July 1, 1998, and Alliance on June 1, 1999. The Company has completed the Acquisitions, which have been accounted for using the purchase method of accounting, and the Company's results of operations therefore reflect the operations of these companies only subsequent to the effective dates of their respective acquisitions.

Results of Operations

     The following table sets forth, for the periods indicated, the combined historical results of operations of the Company.

                                                                       Years Ended December 31,
                                              -----------------------------------------------------------------------
                                                        1997                     1998                     1999
                                              -----------------------     --------------------     ------------------
                                                                        (Dollars in thousands)
Operating revenues............................   $ 91,773      100.0%     $225,293      100.0%     $236,801     100.0%
Operating expenses:
   Telecommunication costs....................     37,871       41.3        99,843       44.3       104,376      44.1
   Facility commissions.......................     25,724       28.0        71,206       31.6        71,359      30.1
   Field operations and maintenance...........      4,543        5.0         7,817        3.5         6,428       2.7
   Selling, general, and administrative.......      8,540        9.3        17,661        7.8        17,214       7.3
   Depreciation and impairment................      2,219        2.4         6,692        3.0         7,200       3.0
   Amortization of intangibles................     14,243       15.5        26,339       11.7        21,527       9.1
   Restructuring and other charges............        400        0.4         1,743        0.8           (69)      0.0
                                              -----------------------    ---------------------     ------------------

Total operating expenses......................     93,540      101.9       231,301      102.7       228,035      96.3
                                              -----------------------    ---------------------     ------------------

Operating income (loss).......................     (1,767)      (1.9)       (6,008)      (2.7)        8,766       3.7
Other (income) expense:
   Interest expense, net......................     11,138       12.1        19,638        8.7        19,458       8.2
   Other, net.................................        (76)       0.0          (236)      (0.1)           (7)     (0.0)
                                              -----------------------    ---------------------     ------------------

Total other expense...........................     11,062       12.1        19,402        8.6        19,451       8.2
                                              -----------------------    ---------------------     ------------------

Loss before income taxes and
 extraordinary item...........................    (12,829)     (14.0)      (25,410)     (11.3)      (10,685)     (4.5)
Income tax (benefit)..........................       (642)      (0.7)          476        0.2           450       0.2
                                              -----------------------    ---------------------     ------------------

Loss before extraordinary loss................    (12,187)     (13.3)      (25,886)     (11.5)      (11,135)     (4.7)
Extraordinary item............................      4,740        5.1            --         --            --        --
                                              -----------------------    ---------------------     ------------------

Net loss......................................   $(16,927)    (18.4)%     $(25,886)    (11.5)%     $(11,135)     (4.7)%
                                              =======================    =====================     ==================

EBITDA........................................   $ 14,771       16.1%     $ 27,259       12.1%     $ 37,500      15.8%


Year Ended December 31, 1999 (Consolidated Results of Operations of the Company) compared to year ended December 31, 1998 (Consolidated Results of Operations of the Company).

     Operating Revenues. The Company's operating revenues increased by $11.5 million, or 5.1%, from $225.3 million for the year ended December 31, 1998 to $236.8 million for the year ended December 31, 1999. The increase in operating revenues was primarily due to growth in billing services provided to two major RBOCs and acquisitions by the Company of Alliance in 1999 and Saratoga in 1998. As of December 31, 1999 the Company served 2,017 correctional facilities in 44 states. The Company's contract with the State of Alabama was not renewed, resulting in a reduction in revenue and EBITDA in fiscal year 1999 of $7.1 million and $1.3 million, respectively, when compared to fiscal year 1998.

     Operating Expenses. Total operating expenses decreased by $3.3 million from $231.3 million in 1998 to $228.0 million in 1999. Operating expenses as a percentage of operating revenues decreased by 6.4% from 102.7% for the year ended December 31, 1998 to 96.3% for the year ended December 31, 1999. The decrease in operating expenses as a percentage of revenues is primarily due to factors discussed below.

     Telecommunication costs increased by $4.6 million, from $99.8 million in 1998 to $104.4 million in 1999. Telecommunication costs represented 44.3% of operating revenues in 1998 and 44.1% of operating revenues in 1999, a decrease of 0.2%. The percentage decrease is primarily due to savings generated from new long distance contracts. These savings were partially offset by higher uncollectible expenses resulting from the Company's consolidation efforts in 1999.

     The Company's overall telecommunications costs as a percentage of revenues of 44.1% for 1999 and 44.3% for 1998 include the effect of the Company's billing and collection services provided to a major

RBOC as discussed in "Overview." These billing and collection services exhibit higher telecommunication costs as a percentage of revenue than the Company's traditional inmate business.

     Facility commissions increased by $0.2 million, from $71.2 million in 1998 to $71.4 million in 1999. Facility commissions represented 31.6% of operating revenues in 1998 and 30.1% in 1999, a decrease of 1.5%. The overall commission percentage to total revenue of 30.1% in 1999 includes the effect of the billing and collection services provided to a major RBOC as discussed in "Overview." Commission expense as a percentage of revenue for the Company's traditional inmate business was 33.7% and 33.8% for the years ended December 31, 1998 and 1999, respectively. Facility commissions are expected to gradually increase as a percentage of revenue in the future.

     Field operations and maintenance costs decreased by $1.4 million, from $7.8 million in 1998 to $6.4 million in 1999. Field operations and maintenance costs represented 3.5% of operating revenues in 1998 and 2.7% of operating revenues in 1999, a decrease of 0.8%. This decrease is due to the consolidation and integration activities completed by the Company in 1998 and 1999.

     SG&A costs decreased by $0.5 million, from $17.7 million in 1998 to $17.2 million in 1999. SG&A represented 7.8% of operating revenues in 1998 and 7.3% of operating revenues in 1999, a decrease of 0.5%. This decrease is mainly due to the consolidation and integration activities completed by the Company in 1998 and 1999.

     Total depreciation and amortization costs decreased by $4.3 million, from $33.0 million in 1998 to $28.7 million in 1999. Depreciation and amortization costs represented 14.7% of operating revenues in 1998 and 12.1% of operating revenues in 1999, a decrease of 2.6%. The decrease as a percentage of operating revenues is primarily due to amortization associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and overall amortization expense declines. Amortization expense will continue to be a substantial portion of the Company's operating expenses.

     The Company integrated its acquired operations into its existing operations, which resulted in a restructuring charge of $1.2 million in 1998. In December 1998, the Company wrote-off approximately $0.5 million related to the postponement of the Company's initial public offering.

     Other (Income) Expense. Other (income) expense, consisting primarily of interest expense, remained relatively constant at $19.4 million in 1998 and $19.5 million in 1999.

     Net Loss. The Company's net loss decreased by $14.8 million, from $25.9 million in 1998 to $11.1 million in 1999 as a result of the factors described above.

     EBITDA. EBITDA increased by $10.2 million from $27.3 million in 1998 to $37.5 million in 1999. EBITDA as a percentage of operating revenues increased from 12.1% in 1998 to 15.8% in 1999 due to the factors described above.

     Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-K because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flows as an indicator of the Company's operating performance. Several of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Year Ended December 31, 1998 (Consolidated Results of Operations of the Company) compared to year ended December 31, 1997 (Consolidated Results of Operations of the Company).

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

     Telecommunication costs increased by $61.9 million, from $37.9 million in 1997 to $99.8 million in 1998. Telecommunication costs represented 41.3% of operating revenues in 1997 and 44.3% of operating revenues in 1998, an increase of 3.0%. The percentage increase is due in part to higher levels of uncollectible accounts associated with the Company's acquisitions subsequent to June 30, 1997, which are located in geographic regions that exhibit higher uncollectible rates. The percentage increase is also due to the increase in competitive local exchange carrier ("CLEC") activity. These CLECs increased the Company's unbillable expense, because in most cases the CLECs are unable to bill the Company's traffic. The Company responded to this problem by offering prepaid services to these customers. The Company's overall telecommunications costs as a percentage of revenues of 44.3% for 1998 include the effect of the Company's billing and collection services provided to a major RBOC as discussed in "Overview". These billing and collection services exhibit higher telecommunication costs as a percentage of revenue than the Company's traditional inmate business.

     Facility commissions increased by $45.5 million, from $25.7 million in 1997 to $71.2 million in 1998. Facility commissions represented 28.0% of operating revenues in 1997 and 31.6 % in 1998, an increase of 3.6%. This increase as a percentage of revenue is primarily due to increased facility commissions under contracts obtained by the Company through acquisitions, the competition in larger facilities, and increased commission rates on renewals. Facility commissions are expected to gradually increase as a percentage of revenue in the future. The overall commission percentage to total revenue of 31.6% in 1998 includes the effect of the billing and collection services provided to a major RBOC as discussed in "Overview".

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

     SG&A costs increased by $9.2 million, from $8.5 million in 1997 to $17.7 million in 1998. SG&A represented 9.3% of operating revenues in 1997 and 7.8% of operating revenues in 1998, a decrease of 1.5%. The dollar increase in SG&A costs is primarily due to the increased infrastructure necessary to support the Acquisitions. SG&A costs as a percentage of revenue was 7.3% for the fourth quarter 1998 compared to 8.0% for the third quarter 1998. This percentage decrease is primarily due to the integration activities completed by the Company in the fourth quarter.

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

     The Company integrated its acquired operations into its existing operations, which resulted in a restructuring charge of $1.4 million in September 1998. The restructuring charge was lowered by $0.2 million in the fourth quarter 1998, primarily due to the final determination of the number of employees terminated, the unanticipated subletting of certain facilities, and a refinement of expected legal and other costs. In December 1998, the Company wrote-off approximately $0.5 million related to the postponement of the Company's initial public offering.

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

     EBITDA. EBITDA increased by $12.5 million from $14.8 million in 1997 to $27.3 million in 1998. EBITDA as a percentage of operating revenues decreased from 16.1% in 1997 to 12.1% in 1998 due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-K because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income or cash flows as an indicator of the Company's operating performance. Several of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Liquidity and Capital Resources

     The Company anticipates that its principal uses of liquidity will be to provide working capital, meet debt service requirements, and to repay principal under the Senior Credit Facility (as defined). The Company expects that its principal sources of funds will be cash flow from operations and borrowings under the Senior Credit Facility. The Company anticipates that its primary capital expenditures will be for capital items required to implement new contracts entered into by the Company and alternative network solutions, although the Company does not have material commitments for capital expenditures. Management believes that cash flow from operations (if any) and from the Senior Credit Facility will be sufficient to fund the requirements of the Company for at least the next 12 months.

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

     As of March 20, 2000, the Company had $12.8 million of available borrowing capacity under the Senior Credit Facility.

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

     Net cash provided by operating activities was $15.9 million for the year ended December 31, 1999, as compared to net cash provided by operating activities of $4.3 million for the year ended December 31, 1998. Net cash provided by operating activities was $6.0 million for the year ended December 31, 1997. Net cash provided by operating activities in 1999 increased from 1998 primarily due to a $10.5 million increase in operating income, before consideration of depreciation and amortization. Additionally, working capital investments were required to integrate the Company's 1998 acquisitions. Similar working capital investments for acquisitions were not required in 1999.

     Cash used in investing activities was $12.1 million for the year ended December 31, 1999, as compared to $23.4 million for the year ended December 31, 1998. Cash used in investing activities in 1999 consisted primarily of $8.4 million for new business, contract renewals and infrastructure improvements. Also in 1999, the Company paid $3.7 million in deferred purchase prices and costs primarily relating to acquisitions in prior years. Cash used in investing activities of $23.4 million in 1998 consisted primarily of $7.0 million to fund the acquisitions of Saratoga, ILD, and MOG, $4.7 million in payments related to acquisitions made in 1997 and $13.6 million for new business contract renewals and infrastructure improvements. Cash used in investing activities in 1997 of $90.8 million consisted primarily of cash outflows for acquisitions.

     Cash used in financing activities was $3.5 million for the year ended December 31, 1999, as compared to cash provided by financing activities of $13.0 million in 1998. Cash used in financing activities in 1999 consisted primarily of repayments of $12.6 million of borrowings under the Senior Credit Facility and repayment of a $950,000 note payable relating to the MOG acquisition, offset by new borrowings under the Senior Credit Facility of $5.5 million under the new term loan facility and $4.9 million of net proceeds raised by the issuance of new preferred stock in March of 1999. Cash provided by financing activities of $13.0 million in 1998 consisted primarily of new borrowings under the Senior Credit Facility offset by $5.6 million of repayments of the term loan portion of the Senior Credit Facility and $0.5 million of preferred dividends paid. Cash provided by financing activities in 1997 consisted primarily of the issuance of the Senior Notes, the borrowing of $50.5 million under the Senior Credit Facility and offset by the repayment of amounts borrowed under the Company's previous credit facility, the Senior Subordinated Notes, and subordinated notes issued in connection with the acquisition of Talton Telecommunications (the "Talton Notes").

     The Senior Credit Facility consists of (a) a $55.0 million term loan acquisition facility, (b) a $5.5 million additional term loan facility, and (c) a $25.0 million revolving loan facility (which includes a $5.0 million letter of credit facility). Scheduled principal payments under the term loan facilities may not be reborrowed. Amounts borrowed under the Senior Credit Facility bear interest, at the option of the Company, at either (i) the Base Rate (i.e., the higher of the Canadian Imperial Bank of Commerce ("CIBC") reference rate and the overnight federal funds rate plus 0.5%) plus a margin that varies from 75 to 225 basis points, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior Credit Facility); or (ii) the London Inter-Bank Offering ("LIBO") rate plus a margin that varies from 200 to 350 basis points, depending on the Company's Total Debt to EBITDA Ratio.

     The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBO rate loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Scheduled principal payments on the term loan facility are approximately $12.4 million, $13.8 million, and $19.3 million during the years ended 2000, 2001, and 2002, respectively. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all the assets of the Company and its subsidiaries.

     As of December 31, 1999, the Company had approximately $172.7 million of long-term indebtedness outstanding, including (i) $115.0 million of the Senior Notes outstanding at an interest rate of 11.0%, (ii) $56.9 million of indebtedness under the Senior Credit Facility, and (iii) $0.8 million of other indebtedness consisting primarily of deferred acquisitions costs and capital leases. As of December 31, 1999, the Company had available borrowing capacity under the revolving credit portion of its Senior Credit Facility of approximately $11.8 million, subject to borrowing base limitations and certain conditions.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure on its loan under the Senior Credit Facility. At December 31, 1999, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBO rate portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBO rate margin.

     The Senior Credit Facility and the 11% Series B Senior Notes contain numerous restrictive covenants including, among others, limitations on the ability of the Company to incur additional indebtedness, to create liens and other encumbrances, to make certain payments and investments, to sell or otherwise dispose of assets, or to merge or consolidate with another entity. The Senior Credit Facility also requires the Company to meet certain financial tests on a consolidated basis, some of which may be more restrictive in future years. The Company's failure to comply with its obligations under the Senior Credit Facility, or in agreements relating to indebtedness incurred in the future, could result in an event of default under such agreements, which could permit acceleration of the related debt and acceleration of debt under other financing arrangements that may contain cross-acceleration or cross-default provisions. In addition, because interest under the Senior Credit Facility accrues at floating rates, the Company remains subject to interest rate risk with respect to a significant portion of its indebtedness.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the Company to market risk associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate risk exposure under the Senior Credit Facility. At December 31, 1999, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001 and caps interest on the LIBO rate portion of the term portion of the term loan of the Senior Credit Facility at 7.5%, plus the applicable LIBO rate margin.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.

Expected Maturity
Date..............        2000           2001           2002      2003    2004       Thereafter         Total          Fair
                                                                                                                      Value
Variable Rate
Debt (1)..........    $12,434,468    $13,776,766    $30,750,000                                     $ 56,961,234    $ 56,961,234

Fixed Rate
Debt (2)..........                                                                  $115,000,000    $115,000,000    $109,250,000

Interest Rate CAP                                                                                                   $    (43,000)

_________________

(1)  The average interest rate on variable debt is 8.88%.
(2)  The interest rate on the fixed rate debt is 11%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Index to Financial Statements and Schedules

                                                                           Page
                                                                           ----

Evercom, Inc. and Subsidiaries ........................................

  Independent Auditors' Report ........................................     30

  Consolidated Balance Sheets for December 31, 1998 and 1999 ..........     31

  Consolidated Statements of Operations for the three
     years ended December 31, 1999 ....................................     32

  Consolidated Statements of Stockholders' Equity (Deficit)
     for the three years ended December 31, 1999 ......................     33

  Consolidated Statements of Cash Flows for the three
     years ended December 31, 1999 ....................................     34

  Notes to Consolidated Financial Statements ..........................     35

  SUPPLEMENTARY DATA:

  Consolidated Valuation and Qualifying Accounts for each of the
     three years ended December 31, 1999 ..............................     53

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
     Stockholders of Evercom, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Evercom, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Dallas, Texas

March 24, 2000

                        EVERCOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                           --------------------------------------------
ASSETS                                                                             1998                      1999
                                                                           ------------------        ------------------

CURRENT ASSETS:
  Cash and cash equivalents                                                      $  1,691,762              $  1,987,732
  Accounts receivable, net                                                         39,070,959                38,262,832
  Refundable income taxes                                                             435,593                   364,204
  Inventories                                                                       2,360,280                 3,512,073
  Prepaid expenses and other current assets                                           392,448                   380,797
  Deferred income tax assets                                                        1,442,122                 1,496,528
                                                                           ------------------        ------------------

     Total current assets                                                          45,393,164                46,004,166

PROPERTY AND EQUIPMENT                                                             29,485,944                28,375,357

INTANGIBLE AND OTHER ASSETS                                                       116,586,808                97,729,033
                                                                           ------------------        ------------------

TOTAL                                                                            $191,465,916              $172,108,556
                                                                           ==================        ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                               $ 21,856,484              $ 19,492,283
  Income taxes payable                                                                                          250,000
  Accrued expenses                                                                 23,798,055                21,201,463
  Current portion of long-term debt                                                10,607,729                12,434,468
                                                                           ------------------        ------------------

  Total current liabilities                                                        56,262,268                53,378,214

LONG-TERM DEBT                                                                    169,375,000               159,526,766

OTHER LONG-TERM LIABILITIES                                                           500,000                   705,000

DEFERRED INCOME TAXES                                                               1,442,122                 1,496,528

COMMITMENTS AND CONTINGENCIES (See notes)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, Senior preferred stock, $.01 par value; 6,000 shares authorized; 5,925 shares issued and outstanding as of December 31,
   1998 (cumulative liquidation value of $5,925,000).
  Senior and First Preferred Series A, $.01 par  value; 6,000 and 5,000 shares authorized, 5,925 and 5,000 shares issued and outstanding, respectively (cumulative liquidation value of $5,925,000 and
   $5,000,000, respectively) as of December 31, 1999.                                      59                       109
  Common stock, $.01 par value; 50,000 shares authorized; 16,333 shares and 16,433 shares issued and outstanding as of December 31, 1998
   and December 31, 1999, respectively                                                    163                       164
  Additional paid-in capital                                                       21,829,562                26,080,416
  Accumulated deficit                                                             (57,943,258)              (69,078,641)
                                                                           ------------------        ------------------

  Total stockholders' equity (deficit)                                            (36,113,474)              (42,997,952)
                                                                           ------------------        ------------------

TOTAL                                                                            $191,465,916              $172,108,556
                                                                           ==================        ==================

See notes to consolidated financial statements.

                         EVERCOM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                  Years Ended December 31,
                                                        --------------------------------------------------------------------------
                                                                  1997                      1998                      1999
                                                        ---------------------     ---------------------     ----------------------

OPERATING REVENUE                                                $ 91,773,041              $225,292,986               $236,800,742

OPERATING EXPENSES:
  Telecommunication costs                                          37,871,217                99,842,779                104,376,362
  Facility commissions                                             25,723,997                71,205,505                 71,359,313
  Field operations and maintenance                                  4,542,757                 7,817,165                  6,428,038
  Selling, general and administrative                               8,540,629                17,661,406                 17,213,817
  Depreciation and impairment                                       2,218,694                 6,691,954                  7,199,737
  Amortization of intangibles                                      14,243,332                26,338,961                 21,526,471
  Restructure and other charges (income)                              399,817                 1,743,290                    (68,615)
                                                        ---------------------     ---------------------     ----------------------

  Total operating expenses                                         93,540,443               231,301,060                228,035,123
                                                        ---------------------     ---------------------     ----------------------

OPERATING INCOME (LOSS)                                            (1,767,402)               (6,008,074)                 8,765,619

OTHER (INCOME) EXPENSE:
  Interest expense, net                                            11,137,877                19,637,507                 19,457,642
  Other (income), net                                                 (76,392)                 (235,623)                    (6,640)
                                                        ---------------------     ---------------------     ----------------------

  Total other (income) expense                                     11,061,485                19,401,884                 19,451,002
                                                        ---------------------     ---------------------     ----------------------

LOSS BEFORE INCOME TAXES AND
  EXTRAORDINARY LOSS                                              (12,828,887)              (25,409,958)               (10,685,383)

INCOME TAX (BENEFIT) EXPENSE                                         (641,670)                  476,471                    450,000
                                                        ---------------------     ---------------------     ----------------------

LOSS BEFORE EXTRAORDINARY ITEM                                    (12,187,217)              (25,886,429)               (11,135,383)

EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT                           4,739,757
                                                        ---------------------     ---------------------     ----------------------

NET LOSS                                                          (16,926,974)              (25,886,429)               (11,135,383)

PREFERRED STOCK DIVIDENDS
 AND ACCRETION OF DISCOUNT                                            474,000                   474,000                  1,233,613
                                                        ---------------------     ---------------------     ----------------------

NET LOSS APPLICABLE TO COMMON STOCK                              $(17,400,974)             $(26,360,429)              $(12,368,996)
                                                        =====================     =====================     ======================


See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                 PREFERRED STOCK       COMMON STOCK       ADDITIONAL
                                ------------------  -------------------     PAID-IN        ACCUMULATED
                                 SHARES    AMOUNT    SHARES    AMOUNT       CAPITAL         (DEFICIT)            TOTAL
                                --------  --------  --------  ---------   -----------    ---------------     -------------


BALANCE, JANUARY 1, 1997          5,925      $ 59    15,300      $153     $21,610,972      $(15,129,855)     $  6,481,329

  Preferred dividends                                                        (474,000)                           (474,000)

  Issuance of common stock                              900         9         899,991                             900,000

  Net loss                                                                                  (16,926,974)      (16,926,974)
                                -------  --------  --------  --------     -----------       -----------       -----------

BALANCE, DECEMBER 31, 1997        5,925        59    16,200       162      22,036,963       (32,056,829)      (10,019,645)

  Preferred dividends                                                        (474,000)                          (474,000)

  Issuance of common stock                              133         1         266,599                            266,600

  Net loss                                                                                  (25,886,429)     (25,886,429)
                               --------  --------  --------  --------     -----------       -----------      -----------

BALANCE, DECEMBER 31, 1998        5,925        59    16,333       163      21,829,562      (57,943,258)      (36,113,474)

  Preferred dividends                                                        (794,432)                          (794,432)

  Issuance of preferred stock     5,000        50                           4,895,287                          4,895,337

  Issuance of common stock                              100         1         149,999                            150,000

  Net loss                                                                                 (11,135,383)      (11,135,383)
                                -------   -------   -------   -------     -----------      -----------       -----------

BALANCE, DECEMBER 31, 1999       10,925      $109    16,433      $164     $26,080,416     $(69,078,641)     $(42,997,952)
                                =======   =======   =======   =======     ===========      ===========       ===========


See notes to consolidated financial statements.

                         EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                         1997               1998              1999
                                                                     -------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(16,926,974)      $(25,886,429)     $(11,135,383)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and impairment                                         2,218,694         6,691,954         7,199,737
     Amortization of intangible assets, including deferred
      financing costs and bond discount                                 14,804,641        27,482,445        22,554,290
     Extraordinary loss on debt extinguishment                           4,739,757
     Deferred income taxes                                              (1,295,508)
     Changes in operating assets and liabilities, net
      of effects of acquisitions:
       Accounts receivable                                              (6,974,425)      (22,232,694)          893,098
       Inventories                                                        (723,013)         (606,359)       (1,151,793)
       Prepaid expenses and other assets                                   (87,536)          134,130           647,947
       Accounts payable                                                  1,574,179        14,782,610        (2,489,201)
       Accrued expenses                                                  9,694,953         3,728,009          (942,522)
       Income taxes                                                       (976,546)          164,795           321,389
                                                                     -------------      ------------      ------------
        Net cash provided by operating activities                        6,048,222         4,258,461        15,897,562
                                                                     -------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) Decrease in restricted cash                                (1,919,312)        1,919,312
  Capital expenditures                                                  (8,062,724)      (13,591,974)       (8,396,973)
  Cash outflows for acquisitions                                       (80,775,395)      (11,711,061)       (3,741,469)
                                                                     -------------      ------------      ------------
        Net cash used in investing activities                          (90,757,431)      (23,383,723)      (12,138,442)
                                                                     -------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt                                   168,709,966        19,000,000         5,500,000
  Repayment of advances                                                 (1,001,024)
  Repayment of debt                                                    (67,630,581)       (5,553,572)      (13,521,495)
  Payments of deferred financing costs                                  (7,885,650)                           (336,992)
  Payments of preferred dividends                                                           (474,000)
  Proceeds from the issuance of common and
   preferred stock, net of expenses                                                           66,600         4,895,337
                                                                     -------------      ------------      ------------
        Net cash provided by (used in) financing activities             92,192,711        13,039,028        (3,463,150)
                                                                     -------------      ------------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         7,483,502        (6,086,234)          295,970

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               294,494         7,777,996         1,691,762
                                                                     -------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $   7,777,996      $  1,691,762      $  1,987,732
                                                                     =============      ============      ============

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                             $   4,202,059      $ 25,102,184      $ 18,532,282
                                                                     =============      ============      ============

  Cash paid for income taxes                                         $   1,552,973      $    311,676      $    128,611
                                                                     =============      ============      ============
  Noncash transactions:
   Issuance of subordinated notes, preferred
    stock and common stock for acquisitions                          $     900,000      $    950,000      $    150,000
                                                                     =============      ============      ============

   Dividends payable                                                 $     474,000      $    474,000      $    794,432
                                                                     =============      ============      ============

   Amounts payable for acquisition costs                             $   8,369,421      $      --         $      --
                                                                     =============      ============      ============

   Amounts payable for deferred financing costs                      $     757,493      $      --         $      --
                                                                     =============      ============      ============
   Issuance of stock for forgiveness of
    acquisition liability                                            $       --         $    200,000      $      --
                                                                     =============      ============      ============

See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS - Evercom, Inc. and subsidiaries (the "Company") owns, operates and maintains telephone systems under contracts with correctional facilities in 44 states throughout the United States. The Company was incorporated on November 20, 1996, and effective December 1, 1996, acquired all of the outstanding equity interests of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc. The Company has grown through numerous subsequent acquisitions, as discussed in Note 2.

    The Company accumulates call activity from its various installations and bills its revenues related to this call activity through major local exchange carriers ("LECs") or through third-party billing services for smaller volume LECs, all of which are granted credit in the normal course of business with terms of between 30 and 60 days. The Company also provides validation, billing and collection services for the inmate calls of two major regional bell operating companies. The Company performs ongoing credit evaluations of its customers and maintains allowances for unbillable and uncollectible losses based on historical experience.

    The Company operates in only one business segment as its operating activities are related to the operation and processing of collect, prepaid and debit calling services to local, county, state and private correctional facilities in the United States.

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

    PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Talton Telecommunications Corporation, Talton Telecommunications of Carolina, Inc., AmeriTel Pay Phones, Inc., Talton STC Inc., Talton InVision, Inc., MOG Communications, Inc., Saratoga Telephone Company, Inc., and One Source Telecommunications, Inc. As of January 1, 1999, the company merged all of the subsidiaries into Talton Invision, Inc. Concurrent with the merger, the Company amended Talton Invision, Inc.'s Certificate of Incorporation to continue its existence as Evercom Systems, Inc.

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

    The Company periodically assesses the net realizable value of its intangible assets, as well as all other long-term assets, by comparing the expected future net operating cash flow, undiscounted and without interest charges, to the carrying amount of the underlying assets. The Company would evaluate a potential impairment if the recorded value of these assets exceeded the associated future net operating cash flows. Any potential impairment loss would be measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value of assets would be measured by market value, if an active market exists, or by a forecast of expected future net operating cash flows, discounted at a rate commensurate with the risk involved. As discussed in Note 4, the Company recorded an impairment loss on a portion of its telephone system equipment in 1998.

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

    FACILITY COMMISSIONS - Under the terms of the Company's telephone system contracts with correctional facilities, the Company pays commissions to these facilities generally based on call volume revenues that are accrued during the period the revenues are generated

    COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income" became effective as of the first quarter of 1998. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as the net loss reported in the statements of consolidated operations for each of the three years ended December 31, 1999, since there were no other items of comprehensive income for the periods presented.


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

    Since certain of the stockholders of the Company held ownership interests in Talton Telecommunications and AmeriTel Pay Phones, Inc., their continuing ownership interest in the Company has been accounted for at their prior historical basis, which has resulted in a reduction in stockholders' deficit of approximately $14.9 million and a corresponding reduction in the fair values assigned to tangible and identifiable intangible assets, in accordance with the provisions of Emerging Issue Task Force Issue No. 88-16, "Basis in Leveraged Buyout Transactions."

    Effective April 4, 1997, the Company acquired substantially all of the net assets of Tri-T, Inc. (d.b.a. Tataka) for cash of $0.8 million, which was funded primarily by borrowings under the Senior Credit Facility.

    Effective June 27, 1997, the Company acquired substantially all of the net assets of Security Telecom Corporation for cash of $9.9 million and issuance of 900 shares of the Company's Class A common stock. The Company financed the acquisition with a portion of the proceeds from the Senior Notes (as defined). Approximately $2.5 million of the purchase price was withheld at closing, pending certain regulatory approvals and final adjustments. In conjunction with the acquisition of Security Telecom Corporation, the Company entered into an agreement with an employee of Security Telecom Corporation giving the em ployee the right to receive cash of $200,000 or to purchase up to 100 shares of the Company's Class A common stock for $2,000 per share. The employee exercised this right in September 1998.

    Effective July 31, 1997, the Company acquired all of the net assets of Correctional Communications Corporation for a cash purchase price of $10.3 million. Approximately $0.5 million of the purchase price is held in an escrow account pending resolution of certain consents and indemnities. The acquisition agreement also provides for a contingent payment of up to $1.5 million if certain financial performance benchmarks are achieved in the future. The $1.5 million contingency will be accounted for as an adjustment to the purchase price when the contingency is resolved. The Company financed the acquisition with a portion of the proceeds from the Senior Notes.

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

    Effective February 1, 1998, the Company entered into an agreement to purchase MOG Communications, Inc. for a cash purchase price of $1.9 million and assumption of a note payable of $950,000. The acquisition was funded with borrowings under the Senior Credit Facility.

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

    The above acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates and, accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in the consolidated financial statements of the Company. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles and liabilities assumed based on their fair values. The excess of the total purchase prices over the fair value of the net assets acquired represents goodwill.

    In connection with the acquisitions, assets were acquired and liabilities were assumed as follows:

Purchase Prices:                                                    1998                  1999
----------------                                              -----------------     ------------------
Net cash paid                                                    $    7,021,727        $            10
Amounts payable for acquisition costs                                                        1,262,986
Subordinated notes and common stock  issued
 to sellers, net of expenses                                            950,000                150,000
                                                              -----------------     ------------------

Total net purchase prices, including professional fees                7,971,727              1,412,996

Fair values of net assets acquired:
 Fair values of assets acquired                                       3,828,315              1,687,996
 Liabilities assumed                                                   (416,780)              (275,000)
                                                              -----------------     ------------------

Total net assets acquired                                             3,411,535              1,412,996
                                                              -----------------     ------------------

Goodwill                                                         $    4,560,192        $            --
                                                              =================     ==================

    The following table presents unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1999 respectively, as if the acquisitions had occurred at the beginning of each respective period:


                                       Years Ended December 31,
                                ------------------------------------
                                    1998                    1999
                                ------------            ------------

    Operating revenues          $232,779,019            $239,300,742
    Net loss                      27,172,457              10,885,383


    The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the periods presented, nor do they purport to be indicative of the future results of operations of the Company.

3.  ACCOUNTS RECEIVABLE

   Accounts receivable consist of the following:

                                                                                   December 31,
                                                                    ---------------------------------------
                                                                            1998                  1999
                                                                    -----------------     -----------------

Trade accounts receivable, net of advance payments
 received of $141,460 and $0 at
 December 31, 1998 and 1999, respectively                                 $42,308,582           $38,384,376
Advance commissions receivable                                              2,020,020             1,870,475
Receivables related to acquisitions                                           141,044               226,015
Recoverable Universal Service Fund Fees - current portion                   1,089,800             1,123,165
Receivables from joint venture partner                                        419,643
Employees and other                                                           329,749               251,419
                                                                    -----------------     -----------------

                                                                           46,308,838            41,855,450
Less allowance for unbillable and
 uncollectible chargebacks                                                 (7,237,879)           (3,592,618)
                                                                    -----------------     -----------------
                                                                          $39,070,959           $38,262,832
                                                                    =================     =================

    At December 31, 1998 and 1999, the Company had advanced commissions to certain facilities of $2,495,558 and $2,100,149, respectively, which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

    The Company bills the majority of its collect call revenue through direct billing arrangements with local exchange carriers. The local exchange carriers establish reserves for future uncollectibles by withholding funds from the Company as part of the recurring receivables settlement process. The allowance for unbillable and uncollectible chargebacks reflected in the financial statements of the Company is dependent upon a number of factors, including i) the amount of reserves already established by the LECs or third party billing services and ii) the Company's historical unbillable and uncollectible experience.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:


                                                         December 31,
                                              --------------------------------
                                                 1998                 1999
                                              -----------         ------------

      Leasehold improvements                  $   834,051         $    913,420
      Telephone system equipment               33,776,168           39,666,667
      Vehicles                                    431,807              429,460
      Office equipment                          2,419,992            2,540,215
                                              -----------         ------------
                                               37,462,018           43,549,762

      Less accumulated depreciation            (7,976,074)         (15,174,405)
                                              -----------         ------------
                                              $29,485,944         $ 28,375,357
                                              ===========         ============

    DEPRECIATION AND IMPAIRMENT - Depreciation and impairment in 1997, 1998 and 1999 includes depreciation expense of $2,218,694, $5,996,816 and $7,199,737, respectively. Also included in depreciation and impairment in 1998 is an impairment loss of $695,138, representing the net book value of telephone system equipment that was removed from service.

5.  INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist of the following:


                                                                                   December 31,
                                                                   -----------------------------------------
                                                                           1998                   1999
                                                                   ------------------     ------------------
Intangible and other assets:
 Acquired telephone contracts                                            $ 63,835,844           $ 67,761,060
 Noncompete agreements                                                        568,611                568,611
 Deferred loan costs                                                        8,299,067              8,636,059
 Goodwill                                                                  84,530,834             84,530,834
 Other intangibles                                                            694,493                766,502
                                                                   ------------------     ------------------
                                                                          157,928,849            162,263,066
Less accumulated amortization                                             (42,640,007)           (65,195,703)
                                                                   ------------------     ------------------
                                                                          115,288,842             97,067,363

Deposits                                                                      400,540                431,996
Recoverable Universal Service Fund Fees - noncurrent portion                  421,888
Other assets - noncurrent portion
 of commission advances to facilities                                         475,538                229,674
                                                                   ------------------     ------------------
                                                                         $116,586,808           $ 97,729,033
                                                                   ==================     ==================

6.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                                   December 31
                                                                     --------------------------------------
                                                                            1998                 1999
                                                                     -----------------      ---------------
Facility commissions                                                       $ 8,007,248          $ 7,303,783
Billing and collection fees                                                  1,804,790            1,411,127
Uncollectible call chargebacks                                               5,267,345            4,554,260
Accrued acquisition and financing
 costs                                                                       3,941,666            1,493,164
Accrued interest                                                               218,646               64,782
Accrued excise taxes payable                                                 2,072,856            1,847,889
Accrued dividends on preferred stock                                           474,000            1,268,432
Accrued restructure costs                                                      654,245               17,796
Accrued payroll and bonuses                                                    778,633            1,689,438
Other                                                                          578,626            1,550,792
                                                                     -----------------    -----------------
                                                                           $23,798,055          $21,201,463
                                                                     =================    =================


  The accrual for uncollectible call chargebacks represents a reserve for amounts collected from LECs that are expected to be charged back to the Company in future periods.

7.  LONG-TERM DEBT

    The following is a summary of long-term debt:

                                                    DECEMBER 31,
                                   --------------------------------------------
                                           1998                     1999
                                   --------------------      ------------------
    Senior Notes                           $115,000,000            $115,000,000
    Senior Credit Facility:
      Revolving loan facility                14,500,000              11,500,000
      Term loan facility                     49,500,000              39,875,000
      Additional term loan facility                                   5,500,000
    Note payable (see Note 2),
      with interest of 8.0%, due at
      maturity on February 19, 1999,
      and subordinate to borrowings
      of the Senior Notes and Senior
      Credit Facility                           950,000
    Other                                        32,729                  86,234
                                     ------------------      ------------------
                                            179,982,729             171,961,234
    Less current portion of long-term
     debt                                   (10,607,729)            (12,434,468)
                                     ------------------      ------------------

                                           $169,375,000            $159,526,766
                                     ==================      ==================

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

    Interest on the Senior Notes is payable semiannually. All of the Company's subsidiaries (the "Subsidiary Guarantors") are fully, unconditionally, and jointly and severally liable for the Senior Notes. The Subsidiary Guarantors are wholly-owned and constitute all of the Company's direct and indirect subsidiaries. The Company has not included separate financial statements of its subsidiaries because (a) the aggregate assets, liabilities, earnings and equity of such subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and
    (b) the Company believes that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

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

    SENIOR CREDIT FACILITY - The Company amended and restated its Senior Credit Facility with a group of lenders in March 1999 in conjunction with the issuance of First Preferred Series A stock and warrants. The amendment provides for an additional $5.5 million term loan facility that will bear interest at similar rates to borrowings under the Senior Credit Facility.

    The Senior Credit Facility includes a $55 million term loan acquisition facility, a $5.5 million additional term loan facility, and a $25.0 million revolving loan facility (which includes a $5 million letter of credit facility). Scheduled principal payments under the term loan facilities cannot be reborrowed.

    Amounts outstanding under the Senior Credit Facility bear interest at a rate per annum equal to one of the following rates, at the Company's option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the lead bank's reference rate plus a margin that varies from 75 to 225 basis points, depending on the Company's Total Debt to Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") Ratio (as defined in the Senior Credit Facility) or (ii) the London Interbank Offering Rate ("LIBOR") plus a margin that varies from 200 to 350 basis points, based on the Company's Total Debt to EBITDA Ratio. The Company pays a commitment fee on unused amounts of the Senior Credit Facility at the rate of 50 basis points. The blended interest rate in effect at December 31, 1999, on the Senior Credit Facility was 9.38%.

    Interest is payable quarterly, and scheduled principal installments on the term loan acquisition facility are due in quarterly installments of $3,093,750 beginning on March 31, 2000, increasing to $3,437,500 on March 31, 2001, with the remaining unpaid balance due on December 31, 2002. The additional term loan facility is due on December 31, 2002. Both the revolving and the term loan facilities are collateralized by substantially all of the assets of the Company.

    INTEREST RATE CAP AGREEMENT - On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Company's Senior Credit Facility. At December 31, 1999, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan at 7.5%, plus the applicable LIBOR margin.

    COVENANTS AND OTHER - The Senior Notes and the Senior Credit Facility contain financial and operating covenants requiring, among other items, the maintenance of certain financial ratios, including total debt to free cash flow (as defined in the Senior Credit Facility), senior secured debt to free cash flow and various other ratios of free cash flow to specified minimums. In addition, the Senior Credit Facility contains various covenants, which, among other things, limit the Company's ability to incur additional indebtedness, restrict the Company's ability to invest in and divest of assets, and restrict the Company's ability to pay dividends. As of December 31, 1999, the Company is in compliance with its financial and operating covenants under the Senior Credit Facility. In the event the Company fails to comply with the covenants and other restrictions, as specified, it could be in default under the Senior Notes and the Senior Credit Facility and substantially all of the Company's long-term maturities could be accelerated.

    As a result of the issuance of the First Preferred Series A Stock and warrants discussed in Note 9, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waives the lenders' rights to the proceeds raised by the Company from the equity offering.

    At December 31, 1999, the scheduled maturities of long-term debt were as follows:

    2000                                                 $ 12,434,468
    2001                                                   13,776,766
    2002                                                   30,750,000
    2003                                                            0
    2004                                                            0
    Thereafter                                            115,000,000
                                                         ------------
                                                         $171,961,234
                                                         ============

8.  INCOME TAXES

    A summary of the income tax expense (benefit) is as follows:


                                                                           Years Ended December 31,
                                                 --------------------------------------------------------------------------
                                                          1997                         1998                     1999
                                                 -----------------------     -----------------------    -------------------
    Current income tax provision:
      Federal                                    $               228,461     $              (135,134)    $          200,000
      State                                                      425,377                     611,605                250,000
      Deferred income taxes                                   (1,295,508)
                                                 -----------------------     ----------------------     -------------------
                                                 $              (641,670)    $               476,471     $          450,000
                                                 =======================     =======================     ==================

    The following is a reconciliation of the income tax benefit reported in the statement of operations:


                                                                            Years Ended December 31,
                                                    ----------------------------------------------------------------------
                                                             1997                      1998                     1999
                                                    --------------------     ----------------------     ------------------
    Tax benefit at statutory rates                  $         (5,973,339)    $           (8,639,386)    $       (3,633,030)
    Effect of state income taxes                                (301,595)                  (521,679)              (287,250)
    Effect of nondeductible goodwill amortization                675,910                    759,953                759,953
    Nondeductible write-off of debt discount                     332,163
    Valuation allowance on deferred tax assets                 4,674,920                  8,588,395              3,740,708
    Other                                                        (49,729)                   289,188               (130,381)
                                                    --------------------     ----------------------     ------------------
                                                    $           (641,670)    $              476,471     $          450,000
                                                    ====================     ======================     ==================

    The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

                                                                                           DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                              1998                              1999
                                                                 ----------------------------      ----------------------------

      Reserves for unbillable and uncollectible chargebacks                      $  3,214,286                      $  2,339,632
      Other reserves                                                                  689,786                           234,625
      Amortization of intangibles                                                   8,191,148                        12,925,463
      Net operating loss carryforward                                               2,610,217                         3,000,831
      Valuation allowance                                                         (13,263,315)                      (17,004,023)
                                                                 ----------------------------     -----------------------------
                                                                                    1,442,122                         1,496,528
    Deferred income tax liability:
      Depreciation and amortization                                                (1,442,122)                       (1,496,528)
                                                                 ----------------------------     -----------------------------
    Net deferred income tax asset (liability)                                    $          -                      $          -
                                                                 ============================     =============================

    This net deferred income tax liability is classified in the consolidated balance sheet as follows:

                                                                                          DECEMBER 31,
                                                                -------------------------------------------------------------
                                                                           1998                             1999
                                                                ---------------------------    ------------------------------
    Current asset                                                               $ 1,442,122                       $ 1,496,528
    Noncurrent liability                                                         (1,442,122)                       (1,496,528)
                                                                ---------------------------    ------------------------------
                                                                                $         -                       $         -
                                                                ===========================     =============================

    The Company has established a valuation allowance for deferred tax assets primarily as a result of operating and extraordinary losses. The Company was unable to determine that it is more likely than not that the deferred tax assets will be realized. The Company has accumulated a federal income tax net operating loss carryforward of approximately $8.9 million through December 31, 1999 of which $0.3 million, $4.2 million and $4.4 million will expire in 2017, 2018 and 2019, respectively.

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

    In September 1998, an employee exercised his option, received in connection with a previous acquisition, to purchase 100 shares of the Company's Class A common stock for $2,000 per share. Additionally, in November 1998, a former employee exercised options to purchase 33 shares of the Company's Class A common stock for $2,000 per share. In June 1999 the Company issued 100 shares of Class A common stock in conjunction with the Alliance Acquisition (see Note 2).

    Issued and outstanding shares of Class A common stock as of December 31, 1998 and 1999, were 15,933 shares and 16,033 shares, respectively. Issued and outstanding shares of Class B common stock as of December 31, 1998 and 1999, were 400 shares. The Class B common stock is convertible into four shares of Class A common stock upon the occurrence of a major event, as defined below.

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

    The First Preferred Series A Stock will be entitled to receive dividends at the applicable First Preferred Series A Rate, payable quarterly commencing on April 1, 1999. Such dividends will be payable out of funds legally available therefor, will be payable only when, as, and if declared by the Board of Directors, shall be cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series A Rate until paid. The First Preferred Series A Rate will be 8% per annum through March 31, 2001, will be 10% per annum from April 1, 2001 through June 30, 2001 and thereafter will increase by 0.5% for each additional three month period up to a maximum of 16% per annum. The First Preferred Series A Stock ranks senior to all classes of common stock but ranks junior to the Senior Preferred Stock of the Company with respect to dividend rights upon liquidation. The warrants have a strike price of $1,000 per share and will expire if not sooner exercised on December 31, 2007.

    In conjunction with the March 1999 equity offering, the preferred dividend rates on the original Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series A Stock.

    Also in March 1999, in conjunction with the issuance of the First Preferred Series A Stock and warrants, the Company amended and restated its Senior Credit Facility, as discussed further in Note 7. The amendment increased the Company's borrowing capacity under the term loan facility of the Senior Credit Facility by $5.5 million.

    JUNIOR PREFERRED STOCK - In addition to the senior preferred stock discussed above, the Company is authorized to issue up to 39,000 shares of junior preferred stock, of which no shares had been issued as of December 31, 1999.

    WARRANTS - At the Company's inception, the Company entered into a warrant agreement with certain of its senior subordinated note holders, which granted the note holders the right to purchase 1,085 shares of Class A common stock at an exercise price of $.01 a share, which was below the market value of the underlying shares at that date. Accordingly, as of December 31, 1996, approximately $1,085,500 of the proceeds of the senior subordinated note borrowings were allocated to these warrants and were recorded as additional paid-in capital. The $1,085,500, net of accumulated amortization, was written off in 1997 as part of the extraordinary loss on debt extinguishment upon the issuance of the Senior Notes and the related repayment of the outstanding balances under the previous Senior Credit Facility.

    At the Company's inception, the Company also entered into various warrant agreements with its other subordinated lenders along with its Class B common stockholders that granted such holders the right to purchase 6,230 shares of Class A common stock of the Company upon terms established by the Board of Directors. In conjunction with the issuance of the Senior Notes, 1,059 of these warrants were terminated. The remaining 5,171 warrants are exercisable in whole or part, at various dates through December 27, 2006, at warrant prices ranging from $1,000 to $3,000 a share.

    In March 1999, the Company issued 5,000 warrants giving the holders of each warrant the right to acquire one share of the Company's Class A Common Stock for $1,000 per share.

    OPTIONS - In connection with certain employment agreements in 1997, 1998, and 1999 the Company granted 691, 896, and 160, respectively, options to acquire common stock at an exercise price equal to or in excess of the fair value of such shares at the date of grant. The options vest ratably over the term of the employment agreements and expire ten years from the date of grant.

    On May 26, 1998, the Company's Board of Directors approved the Evercom, Inc. 1998 Stock Option Plan (the "Plan"). The Plan provides for the grant of options to purchase shares of Class A common stock to certain officers and employees.

    The following information summarize the shares subject to options:

                                                            Number of Shares                  Weighted Average Exercise Price
                                                                                                         Per Share
                                                     1997          1998         1999            1997        1998       1999
                                                --------------------------------------     -----------------------------------

    Options outstanding, beginning of year                          691        1,555                      $2,000     $2,000
    Granted                                           691           952          420          $2,000       2,000      2,000
    Exercised                                                       (33)                                   2,000
    Cancelled                                                       (55)        (120)                      2,000      2,000
                                                --------------------------------------
    Options outstanding, end of year                  691         1,555        1,855           2,000       2,000      2,000
                                                ======================================
    Options exercisable, end of year                  106           291          819
                                                ======================================

    The following table summarizes information about options outstanding at December 31, 1999:

                                                              WEIGHTED AVERAGE REMAINING  WEIGHTED AVERAGE EXERCISE
                 EXERCISE PRICE           NUMBER OUTSTANDING       CONTRACTUAL LIFE                 PRICE

                    $2,000                      1,855                    8.81                      $2,000

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

                                                                                  YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------------------------------
                                                                     1997               1998                      1999
    COMPENSATION COST DISCLOSURE

    Compensation Cost                                             $    207,000         $    344,000              $    438,000

    Net Loss:
      As reported                                                  (16,926,974)         (25,886,429)              (11,135,383)
      Pro forma                                                    (17,133,974)         (26,230,429)              (11,573,383)

    Stock option share data:
      Stock options granted during the period                              691                  952                       420
      Weighted average option fair value (a)                       $       900          $       720              $        669

________________
(a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 0%; expected dividend yield of 0%; expected option term of seven to ten years and risk-free rate of return of 6.1%, 4.5%, and 5.9% for the options granted in 1997, 1998, and 1999, respectively.

10.  RELATED-PARTY TRANSACTIONS

    One of the Company's subsidiaries leased office space from a stockholder under a month-to-month lease with monthly payments in 1998 and 1999 of $9,812 and $9,618, respectively. The lease term extends through December 31, 2001, at which time the Company has an option to extend the lease for an additional five years.

    A stockholder of the Company earns a commission based on the net operating income, as defined by the commission agreement, generated from one of the Company's contracts. The Company paid $300,000 and $180,000 to this stockholder in accordance with this commission agreement during the year ended December 31, 1998 and 1999, respectively.

    The Company entered into a management services and consulting agreement with a company affiliated with certain stockholders, along with separate consulting agreements with four stockholders who are former employees of the acquired companies. These agreements required the payment of aggregate minimum consulting fees over the agreement life and also provided for the reimbursement of direct expenses along with future payments for transaction consulting services. In connection with these agreements, the Company paid $478,000, $300,000, and $200,000 during the years ended December 31, 1997,
    1998 and 1999, respectively. Each of these agreements were terminated in 1999.

    One of the agreements entitled an affiliate of certain stockholders to a 1% fee based on the gross acquisition price for any asset or stock acquisitions by the Company. This agreement, which was cancelled in 1999, limited the cumulative acquisition fees paid to this consultant to an amount not to exceed $1,250,000 over the life of the agreement. In 1997, 1998 and 1999, the Company paid $187,000, $666,000, and $210,000, respectively, under the terms of this agreement.

11. BENEFIT PLAN

    The Company's subsidiaries sponsor 401(k) savings plans for the benefit of eligible full-time employees, which are qualified benefit plans in accordance with the Employee Retirement Income Security Act ("ERISA"). Employees participating in the plan can generally make contributions to the plan of up to 15% of their compensation. The plans provide for discretionary matching contributions by the Company of up to 50% of an eligible employee's contribution. Total plan expenses were $5,115, $5,490 and $9,217 for the years ended December 31, 1997, 1998 and 1999, respectively.

12. COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES - The Company leases office furniture, office space, vehicles and other equipment under various operating lease agreements. Rent expense under these operating lease agreements was $496,967, $919,085 and $905,169 during the year ended December 31, 1997,
    1998 and 1999, respectively. Minimum future rental payments under noncancelable operating leases for each of the next five years ending December 31 and thereafter and in the aggregate are:


    2000                                        $  714,440
    2001                                           629,611
    2002                                           518,711
    2003                                           430,225
    2004                                           435,015
    Thereafter                                   1,370,585
                                                ----------
                                                $4,098,587
                                                ==========

    EMPLOYMENT AGREEMENTS - As of December 31, 1999, the Company had entered into employment agreements with certain key management personnel, which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control (as defined).

    LITIGATION - The Company is subject to various legal proceedings and claims that arise in the ordinary course of business operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the financial statements of the Company.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," the Company is required to disclose an estimate of the fair value of the Company's financial instruments. The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of the short- term maturities of such instruments. In addition, because the interest rates on the amounts borrowed under the Senior Credit Facility are variable, their fair values approximate their carrying values.

    The fair value of the Senior Notes is based on their quoted market value. The following is a summary of the carrying value of the Company's debt instruments:

                                          DECEMBER 31, 1998                                       DECEMBER 31, 1999
                        ---------------------------------------------------     ----------------------------------------------------
                                   HISTORICAL                                               HISTORICAL
                                 CARRYING VALUE                FAIR VALUE                 CARRYING VALUE               FAIR VALUE

Senior Notes                       $115,000,000              $109,434,000                   $115,000,000             $109,250,000

Senior Credit Agreement              64,000,000                64,000,000                   $ 56,875,000             $ 56,875,000

Interest Rate Cap                                                      --                                            $    (43,000)

14. RESTRUCTURING AND OTHER COSTS

    RESTRUCTURING COSTS - During 1998, management authorized and committed to a plan of restructure. The plan provided for the consolidation of certain operations, including the closing of a number of office locations and reducing the workforce by approximately 21 employees and certain management positions. Based on the finalization of estimates included within the plan and the actual undertaking of certain actions in accordance with the plan, management made revisions to the original estimates during the fourth quarter of 1998. The revisions primarily relate to the final determination of the number of employees terminated, which resulted in 19 terminations, the unexpected subletting of certain facilities, and a refinement of expected legal and other costs. Although certain specific actions of the plan were modified, the overall plan for restructuring the Company has been substantially completed at a total cost of approximately $200,000 less than the original provision.

    Major categories of the restructuring reserve and the amounts incurred are summarized below:

                                   Balance                                     Balance
                                   12/31/98      (Reductions)     Payments     12/31/99
                                   --------      ------------     --------     --------
    Severance and related costs     361,792                       (361,792)          --
    Leased facilities               149,453           (56,269)     (93,184)          --
    Legal and other costs           143,000           (12,346)    (112,858)      17,796
                                    -------         ---------     --------      -------
                                    654,245           (68,615)    (567,834)      17,796

                                   Balance                                     Balance
                                   12/31/97       (Additions)     Payments     12/31/98
                                   --------      ------------     --------     --------
    Severance and related costs          --           614,678     (252,886)     361,792
    Leased facilities                    --           217,902      (68,449)     149,453
    Legal and other costs                --           379,685     (236,685)     143,000
                                    -------         ---------     --------      -------
                                         --         1,212,265     (558,020)     654,245

    Management considers the 1998 plan to be substantially completed as of December 31, 1999. The accrued expense balance of $17,796 will be paid in accordance with the terms of the remaining agreements. Therefore, $68,615 of the reserve was reduced in the fourth quarter of 1999.

    OFFERING COSTS - During 1998, the Company incurred $531,025 of external costs associated with a potential offering of equity securities. Due to the postponement of the equity offering, these costs were expensed in 1998.

    FEDERAL BID COSTS - During 1997, the Company incurred $399,817 of external costs associated with a bid for the Federal Bureau of Prisons contract. The Company was unsuccessful in obtaining the contract. The Company expensed all costs associated with the bid.

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

                                 EVERCOM, INC.
                                  SCHEDULE II
                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1997, 1998 and 1999
                                (In thousands)


                                                                              Additions
                                                                              Charged to
                                                                Beginning     Costs and                      Ending
                       Description                               Balance       Expense       Deductions      Balance
                       -----------                              ---------     ----------     ----------      -------
1997          Allowance for doubtful accounts                      1,125        17,257         (13,065)       5,317

1998          Allowance for doubtful accounts                      5,317        35,670         (33,749)       7,238

1999          Allowance for doubtful accounts                      7,238        43,757         (47,402)       3,593

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III
                                   --------

ITEMS 10. THROUGH 13.
---------------------

        The Company intends to file a Form 10K/A with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 1999. Accordingly, the information required by Part III (Items 10, concerning the Company's directors and disclosure pursuant to Item 405 of Regulation S-K, and items 11, 12 and 13) is incorporated herein by reference to such Form 10K/A in accordance with General Instruction G(3) to Form 10-K.

PART IV
-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  (1) and (2)  The response to this portion of Item 14 is submitted as a separate section of this report commencing on page 29.

     (a)  (3)          Exhibits.

  Exhibit
    No.                                   Description of Exhibit
-----------                                ----------------------

1.1 Asset Purchase Agreement, dated as of August 21, 1997, among the Company, InVision Telecom, Inc., and Communications Central, Inc. (filed as
       Exhibit 2.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

1.2 Contribution Agreement, dated as of December 20, 1996, among the Company, Richard C. Green, Jr., Robert K. Green, T.R. Thompson, Roger K. Sallee, and certain other stockholders, and AmeriTel Pay Phones, Inc. (filed as Exhibit 2.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

1.3 Contribution Agreement, dated as of December 20, 1996, among the Company, Julius E. Talton, Julius E. Talton, Jr., and James E. Lumpkin (filed as
       Exhibit 2.3 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

1.4 Stock Acquisition Agreement, dated as of December 20, 1996, among the Company, Richard C. Green, Jr., Robert K. Green, T. R. Thompson, Roger K. Sallee, and certain other stockholders, and AmeriTel Pay Phones, Inc. (filed as Exhibit 2.4 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

1.5 Stock Acquisition Agreement, dated as of December 20, 1996, among the Company, Julius E. Talton, Julius E. Talton, Jr., James E. Lumpkin, Carrie T. Glover, Talton Telecommunications Corporation, and Talton Telecommunications of Carolina, Inc. (filed as Exhibit 2.5 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference). 3.1 Certificate of Incorporation of the Company (filed as
       Exhibit 3.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as of July 23, 1998 (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, dated as of August 14, 1998, and incorporated herein by reference).

3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as of February 11, 1999 (filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q, dated as of May 12, 1999 and incorporated herein by reference).

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

4.20   Form of Warrant Agreement, dated as of March 12, 1999 (filed as Exhibit
       4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

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

10.3 Asset Purchase Agreement, dated as of May 9, 1997, among the Company, Security Telecom Corporation, and William H. Ohland (filed as Exhibit
       10.3 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference) .

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

10.10 Employment Agreement, dated as of June 26, 1998, between the Company and Donald B. Vaello (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.11 Letter Agreement, dated as of April 17, 1998, between the Company and Keith S. Kelson (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

10.12 Employment Agreement, dated as of September 7, 1998, between the Company and Dennis L. Whipple (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.13 First Amendment to Employment Agreement, dated as of October 21, 1998, between the Company and Jeffrey D. Cushman (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

10.14 Talton Agreement, dated as of July 1, 1998, among the Company, Talton Network Services, Inc., Julius E. Talton Sr., Julius E. Talton Jr., and James E. Lumpkin (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1998 and incorporated herein by reference).

10.15 Agreement, dated as of April 15, 1998, between the Company (doing business as Correctional Billing Services) and [Confidential information set forth here has been filed separately with the Securities and Exchange Commission under Rule 24b-2 under the Securities Exchange Act of 1934] (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

10.16 Amendment No.2 to Second Amended and Restated Credit Agreement, dated as of March 3, 1999, among the Company, Canadian Imperial Bank of Commerce, and Lenders named therein (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

10.17 Amendment to Employment Agreement, dated as of June 1, 1999, between the Company and Dennis L. Whipple (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.18 Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of September 13, 1999, among the Company, certain lenders named therein, and Canadian Imperial Bank of Commerce (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

12.1*  Computation of Ratio of Earnings to Fixed Charges.

21.1*  Subsidiaries of the Company.

27.1*  Financial Data Schedule
__________________
*      Filed herewith.

(b) Reports on Form 8-K.
       None.

(c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report commencing on page 56.

(d) Financial Statement Schedules -- The response to this portion of Item 14 is submitted as a separate section of this report on page 53.

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

                                 EVERCOM, INC.


                           By: /s/ Donald B. Vaello
                           -------------------------
                           Donald B. Vaello
                           Chief Operating Officer

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

             Signature                               Title                                  Date
/s/ Richard H. Hochman                          Director                                March 30, 2000
    Richard H. Hochman

/s/ Nina E. McLemore                            Director                                March 30, 2000
    Nina E. McLemore

/s/ Julius E. Talton, Sr.                       Director                                March 30, 2000
    Julius E. Talton, Sr.

/s/ David A. Sachs                              Director                                March 30, 2000
    David A. Sachs

/s/ Todd W. Follmer                             Director                                March 30, 2000
    Todd W. Follmer

/s/ Bruce I. Raben                              Director                                March 30, 2000
    Bruce I. Raben

/s/ Roger K. Sallee                             Director                                March 30, 2000
    Roger K. Sallee

/s/ Joseph P. Urso                              Director                                March 30, 2000
    Joseph P. Urso

/s/ Jay R. Levine                               Director                                March 30, 2000
    Jay R. Levine

/s/ Gregg L. Engles                             Director                                March 30, 2000
    Gregg L. Engles

/s/ Keith S. Kelson                             Chief Financial Officer, Vice           March 30, 2000
    Keith S. Kelson                             President, Assistant Secretary
                                                and Assistant Treasurer