Form 10-K/A
period 1999-12-31
EVERCOM INC
filed 2000-04-28
CIK 1030965

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________

                                  FORM 10-K/A

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

                         Commission File Number ______

                                 EVERCOM, INC.
          ----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                         75-2680266
-----------------------------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

          8201 Tristar Drive
          Irving, Texas                                     75063
-----------------------------------------            -------------------
(Address of Principal Executive Offices)                  (Zip Code)

      Registrant's telephone number, including area code -- 972/988-3737
                                                            ------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class              Name of Each Exchange on Which Registered
--------------------------          -----------------------------------------
11 % Series B Senior Notes                       Not Applicable
   Due June 30, 2007

Securities registered pursuant to Section 12(g) of the Act:

                                     None
-----------------------------------------------------------------------------
                               (Title of Class)

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

     As of December 31, 1999, the market value for the voting and non-voting common equity held by non-affiliates of the registrant had a market value of $0.

     As of March 30, 2000, 16,033 shares of Class A common stock, par value $0.01 per share, were issued and outstanding, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                   PART III
                                   ---------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages, and positions of each of the directors and officers of Evercom, Inc. (the "Company") as of April 15, 2000.

                   Name                             Age                             Position
                   ----                             ---                             --------
Terry C. Matlack...........................          44          Chief Executive Officer
Donald B. Vaello...........................          53          President and Chief Operating Officer
Keith S. Kelson............................          33          Chief Financial Officer, Assistant Secretary, and
                                                                 Assistant Treasurer
Todd W. Follmer (1)........................          41          Director
Gregg L. Engles (4)........................          42          Director
Richard H. Hochman (1) (3) (4).............          54          Director
Jay R. Levine (2) (3) (4)..................          43          Director
Nina E. McLemore (2).......................          54          Director
Bruce I. Raben (1).........................          46          Director
David A. Sachs (2).........................          40          Director
Roger K. Sallee (3)........................          52          Director
Julius E. Talton, Sr. (2)..................          71          Director
Joseph P. Urso.............................          46          Director

_______________

(1)  Member of the Executive Committee.
(2)  Member of the Audit Committee
(3)  Member of the Compensation Committee
(4)  Member of the Finance and Acquisition Committee

     Terry C. Matlack. Mr. Matlack became interim Chief Executive Officer in March 2000. Mr. Matlack was formerly the President of Ameritel Payphones, Inc. ("Ameritel"), serving in that capacity from May 1995 until Ameritel was acquired by the Company in 1996 in connection with the Company's initial founding. Mr. Matlack was President of GreenStreet Capital, Inc. ("GreenStreet"), a venture capital firm from January 1998 to March 2000. During this period he also served as President of Council Grove Telephone Company, a local exchange carrier, and as Chairman of Mustang Holdings, a delivery services business. Both of these were portfolio companies of GreenStreet. Mr. Matlack currently serves as a Director of W.K. Communications International and Kansas Value Capital, Inc.

     Donald B. Vaello. Mr. Vaello became President and Chief Operating Officer of the Company in April 2000. Prior to becoming President and Chief Operating Officer, Mr. Vaello served as Chief Operating Officer of the Company beginning in June 1998. From August 1984 until June 1989 Mr. Vaello served as Chairman and Chief Executive Officer of North American Intelecom, a public communications company that he formed in 1983 and sold in 1989 to Diamond Shamrock Refining and Marketing, Inc. After the sale to Diamond Shamrock Refining and Marketing, Inc., Mr. Vaello served in various capacities with Diamond North American Intelecom, most recently as President and Chief Operating Officer.

     Keith S. Kelson. Mr. Kelson became Chief Financial Officer in March 2000. Prior to becoming Chief Financial Officer, Mr. Kelson served as Vice President of Finance of the Company since April 1998. Mr. Kelson became Assistant Secretary and Assistant Treasurer of the Company in May 1998. From January 1995 until April 1998, Mr. Kelson served as a certified public accountant in the accounting and auditing services division of Deloitte & Touche, LLP. From May 1991 until January 1995, Mr. Kelson served in various financial management capacities with subsidiaries of Kaneb Services Inc.

     Todd W. Follmer. Mr. Follmer was elected to the Company's Board of Directors in December 1996. Mr. Follmer served as the Chairman of the Company's Board of Directors from June 1998 until November 1998, and as the Company's Chief Executive Officer and President from June 1998 until September 1998. From November 1997 until June 1998, Mr. Follmer served as Acting Chief Executive Officer, and from December 1996 until June 1998, Mr. Follmer served as Vice President, Assistant Secretary, and Assistant Treasurer. Mr. Follmer has been a principal of Engles, Urso, Follmer Capital Corporation, ("EUF") since January 1996. From January 1993 until December 1995, Mr. Follmer served as President of Gulf Capital Partners Inc., a merchant banking firm.

     Gregg L. Engles. Mr. Engles was elected to the Company's Board of Directors in December 1996. Mr. Engles has served as Chairman and has been a principal of EUF since January 1996. Mr. Engles has served as Chairman of the Board and Chief Executive Officer of Suiza Foods Corporation since October 1994. Mr. Engles has also served in various senior management positions with certain subsidiaries of Suiza Foods since 1988. In addition, Mr. Engles has served as President of Kaminski Engles Capital Corporation ("KECC") since May 1988 and as President of Engles Management Corporation ("EMC") since February 1993. KECC and EMC are investment banking and consulting firms. Mr. Engles is a director of Electrolux, Booth Creek, Ltd., Independent Packaging, L.P., and Texas Capital Bank.

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

     Jay R. Levine. Mr. Levine was elected to the Company's Board of Directors in December 1996. Since April 1997, Mr. Levine has served as a Managing Director of CIBC World Markets Corp., an investment banking firm, and since May 1997 has managed the CIBC World Markets Corp. High Yield Merchant Banking Funds. From September 1996 to May 1997, Mr. Levine served as President of PPMJ, Inc., a private consulting firm. From 1990 until June 1996, Mr. Levine served as a senior executive in the Morningside and Springfield Group, a private investment company. Mr. Levine is a director of Aircraft Service International Group, Inc., Consolidated Advisers Limited, L.L.C., and Heating Oil Partners, L.P.

     Nina E. McLemore. Ms. McLemore was elected to the Company's Board of Directors in December 1996. Ms. McLemore has been the President of Regent Capital Management Corp. since January 1995. From 1980 until 1993, Ms. McLemore served as founder and President of Liz Claiborne Accessories and was a member of the Policy Committee of Liz Claiborne Inc. She is chair of the National Foundation for Women Business Owners and is a Board member of Danskin Inc., and Robb & Stucky, Inc.

     Bruce I. Raben. Mr. Raben was elected to the Company's Board of Directors in December 1996. Since February 1996, Mr. Raben has served as a Managing Director of CIBC Wood Gundy Securities Corp., an investment banking firm. From March 1990 to February 1996, Mr. Raben served as a Managing Director of Jefferies & Co., an investment banking firm. Mr. Raben is a director of Global Crossing, Ltd., and Equity Marketing, Inc.

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

     Roger K. Sallee. Mr. Sallee was elected to the Company's Board of Directors in December 1996. Mr. Sallee founded Ameritel and served as its Chief Executive Officer from July 1991 until December 1996. Mr. Sallee is Chairman and President of Ozark Shores Water Company.

     Joseph P. Urso. Mr. Urso was elected to the Company's Board of Directors in December 1996. Mr. Urso has served as President and has been a principal of EUF since January 1995. Since April 1998, Mr. Urso has served as Chairman and Chief Executive Officer of Electrolux LLC. Since March 1996 Mr. Urso has served as Chairman of Interstate Engineering, a manufacturing firm. Mr. Urso was a shareholder of Stutzman & Bromberg, P.C. from 1983 until May 1995.

     Julius E. Talton, Sr. Mr. Talton was elected to the Company's Board in December 1996. From December 1996 until June 1998, Mr. Talton served as Chairman of the Board and President of the Company. Mr. Talton founded Talton Telecommunications and served as its Chairman of the Board, President, and Chief Executive Officer from 1973 until December 1996. Mr. Talton served as President
of Talton Outdoor Advertising from 1976 until November 1996.   Mr. Talton was
President and Chief Executive Officer of Talton Broadcasting Company from 1961 until 1984.

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

     The size of the Company's Board of Directors is currently ten members, with the holders of the Class A Common Stock and Class B Common Stock entitled to elect six Class A/B Directors and the holders of Class B Common Stock entitled exclusively to elect five Class B Directors. The Class A/B Directors are Richard
H. Hochman, Jay R. Levine, Nina E. McLemore, Bruce I. Raben, and Julius E. Talton. The Class B Directors are Gregg L. Engles, Todd W. Follmer, David A. Sachs, Roger K. Sallee, and Joseph P. Urso.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth annual cash compensation paid or accrued by the Company to the Company's Chief Executive Officer and its other Executive Officers receiving total salary and bonus in excess of $100,000 for the fiscal years ended December 31, 1999, 1998, and 1997.

                                                                                       LONG-TERM
                                                    ANNUAL COMPENSATION               COMPENSATION
                                                                       OTHER ANNUAL      SHARES        ALL OTHER
                                                                       COMPENSATION    UNDERLYING    COMPENSATION
Name and Principal Position          YEAR   SALARY ($)  BONUS ($)        ($) (1)       OPTIONS (#)        ($)
---------------------------
Dennis L. Whipple (2)                1999    300,000    750,000                           125             --
 Chief Executive Officer..........   1998     95,577     75,000             --            500             --
                                     1997         --         --             --             --             --

Donald B. Vaello (3)                 1999    200,000    150,000             --             50             --
 Chief Operating Officer..........   1998    106,153     80,000         18,749 (4)        200             --
                                     1997         --         --             --             --             --

Jeffrey D. Cushman (5)
 Chief Financial Officer,
 Vice President, Secretary           1999    168,000    107,100             --             35             --
 and Treasurer....................   1998    143,500     85,000             --            125             --
                                     1997     17,500     35,000             --             --             --

Keith S. Kelson (6)
 Vice President of Finance,
 Assistant Treasurer, and            1999    100,000     40,000             --             --             --
 Assistant Secretary..............   1998     68,205     40,000             --             50             --
                                     1997         --         --             --             --             --


(1) Unless otherwise indicated, the aggregate value of perquisites and other personal benefits does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus report for the named executive officer.
(2) Effective in April 2000, Mr. Whipple resigned as Chairman and Chief Executive Officer of the Company. Terry Matlack was employed by the Company in April 2000 to serve as Chief Executive Officer.
(3) Appointed President and Chief Operating Officer effective April 12, 2000. Appointed Chief Operating Officer effective June 26, 1998.
(4)  Consisted of payment of closing costs on sale of residence.
(5) Appointed effective November 15, 1997. Effective as of January 2000, Mr. Cushman resigned as Chief Financial Officer of the Company.
(6) Appointed Chief Financial Officer effective March 24, 2000. Appointed Vice President of Finance, Assistant Treasurer, and Assistant Secretary effective April 27, 1998.

Option Grants

     During 1999, options to purchase an aggregate of 1,555 shares of Common Stock at an exercise price of $2,000 per share were granted. The following table provides information regarding stock options granted during 1999 to the Named Executive Officers.


                                                     Option Grants During 1999

                                                       % of Total                                  Potential Realizable
                                       Number of         Options                                     Value at Assumed
                                      Securities       Granted to                                  Annual Rates of Stock
                                  Underlying Options    Employees   Exercise                       Price Appreciation for
                                      Granted (#)        During       Price      Expiration           Option Term (1)
Name                                                      1999      ($/Share)       Date                5%         10%
Dennis L. Whipple...............         125              29.8%      $2,000          (2)            157,224       398,375
Donald B. Vaello................          50              11.9%      $2,000       6/30/2009          62,900       159,350
Jeffrey D. Cushman..............          35               8.3%      $2,000          (2)             44,020       111,545

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

(2)  Options expired upon the resignations of Mr. Whipple and Mr. Cushman.

Aggregated Option Exercises in 1999 and Year-End Option Values

     During 1999, none of the Named Executive Officers exercised any options.

Employment Agreements and Other Arrangements

     Terry C. Matlack joined the Company as interim Chief Executive Officer in April 2000. Mr. Matlack's letter of employment provides that Mr. Matlack receives an annual base salary of $210,000 and will be entitled to three months severance if terminated by the Company. Mr. Matlack is also eligible to receive a bonus of up to $450,000 in 2000 if certain objectives are achieved. Pursuant to his letter of employment, Mr. Matlack was awarded options to purchase 500 shares of Common Stock at a per share price of $2,000. 200 of these options immediately vested and the remainder vest over a twelve month period.

     Donald B. Vaello joined the Company as Chief Operating Officer in June 1998. Mr. Vaello became President and Chief Operating Officer in April 2000. The Company entered into a written employment agreement with Mr. Vaello on July 26, 1998 which was amended on April 15, 2000. The initial term expires on March 31, 2003, with successive one-year renewals thereafter unless notice is given by either party not less than 90 days immediately preceding the commencement of the renewal period. Mr. Vaello receives an annual base salary of $275,000. Mr. Vaello is also eligible for an annual bonus generally equal to an additional amount up to 100% of his base salary based upon achieving pre-determined performance objectives. This bonus may be in excess of such amount in the event such objectives are exceeded. In addition, in 1999 and 1998, Mr. Vaello received options to purchase 50 shares and 200 shares, respectively, of Common Stock at a price of $2,000 per share. In conjunction with the April 2000 contract amendment, Mr. Vaello will be awarded options to purchase an additional 100 shares of the Company's Common Stock at a strike price equal to the fair value of the stock as of the grant date. The employment agreement provides for a severance payment equal to one year's base salary if Mr. Vaello is terminated by the Company without cause. The employment agreement also contains non-competition provisions that cover the Company's existing markets and expansion markets that apply during the term of the agreement and for a period of one year after the expiration or earlier termination of the agreement.

     Keith S. Kelson joined the Company as Vice President of Finance in April 1998 and was appointed Chief Financial Officer in March 2000. Mr. Kelson's offer letter specifies that he is eligible for an annual bonus generally equal to an additional amount up to 40% of his base salary based upon pre-determined performance objectives. This bonus may actually be in excess of such amount in the event such objectives are exceeded. The offer letter provides for a severance payment equal to one year's base salary if Mr. Kelson is terminated by the Company without cause.

     Dennis L. Whipple joined the Company as Chief Executive Officer in September 1998. The Company entered into a written employment agreement with Mr. Whipple that had an initial term expiring on December 31, 2001, with successive one-year renewals thereafter unless notice was given by either party not less than 90 days immediately preceding the commencement of the renewal period. Mr. Whipple received an annual base salary of $300,000, and was entitled to receive a guaranteed bonus of $150,000 for 1999. Mr. Whipple's target annual bonus was 100% of his base salary and could be earned upon the achievement of pre-determined performance objectives. This bonus could actually be in excess of such amount, up to a maximum of 200% of Mr. Whipple's base salary, in the event such objectives were exceeded. The 200% bonus cap would also be increased by $150,000 if the Company entered into meaningful discussions with certain acquisition targets and the Company achieved certain operating results. Mr. Whipple received a $750,000 bonus for 1999. In addition, in 1998 and 1999, Mr. Whipple received options to purchase 500 shares and 125 shares respectively, of Common Stock at a per share price of $2,000, subject to certain vesting requirements. If Mr. Whipple was terminated by the Company without cause, the employment agreement provided for a severance payment equal to the cash compensation paid by the Company to Mr. Whipple in the year prior to the year in which his employment was terminated or not extended, with the exception of 1999, in which Mr. Whipple would receive a severance payment of $1.2 million if terminated without cause. The employment agreement contained non-competition provisions that covered the Company's existing markets and expansion markets that applied during the term of the agreement and for a period of one year after the expiration or earlier termination of the agreement. Mr. Whipple resigned effective April 2000.

     Jeffrey D. Cushman joined the Company as Chief Financial Officer in November 1997. The Company entered into a written employment agreement with Mr. Cushman that was amended in November 1998. The agreement had an initial term expiring on December 31, 1999, with successive one-year renewals thereafter unless notice is given by either party not later than 90 days immediately preceding the commencement of the renewal period. Mr. Cushman received an annual base salary of $168,000 and a one-time guaranteed bonus of $85,000, $35,000 of which was paid in June 1998, and the remaining $50,000 of which was paid in February 1999. Mr. Cushman's target annual bonus was 50% of his base salary and was earned upon the achievement of pre-determined performance objectives. The bonus could actually be in excess of such amount, up to a maximum of 100% of Mr. Cushman's base salary, in the event such objectives are exceeded. In addition, in 1999 Mr. Cushman received options to purchase 35 shares of Common Stock at a price of $2,000 per share. If Mr. Cushman was terminated by the Company without cause, the employment agreement provided for a severance payment equal to the cash compensation paid by the Company to Mr. Cushman in the calendar year prior to the calendar year in which his employment is terminated or not extended. The employment agreement also contained non-competition provisions that cover the Company's existing markets and expansion markets that apply during the term of the agreement and for a period of one year after the expiration or earlier termination of the agreement, provided that the one year period would be extended for an additional year in the event that Mr. Cushman, rather than the Company, terminated the employment agreement. Mr. Cushman resigned in January 2000.

     Stock Option Plans

     The Company's Stock Option Plan (the "Stock Option Plan") has been established to provide the officers and employees of the Company a strong incentive to contribute to the success of the Company by granting them options to acquire Common Stock. The Stock Option Plan is administered by the Compensation Committee for the Board of Directors. The Compensation Committee has the authority to determine the persons employed by the Company who are to be granted options under the Stock Option Plan, the number of shares subject to each option, the date of the grant of each option, the option exercise price, whether the option granted is to be treated as an incentive stock option or a non-statutory stock option, the vesting period, and such other determinations as may be appropriate or necessary for the administration of the Stock Option Plan.

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

     The Company has reserved 2,000 shares of Common Stock for issuance pursuant to the Stock Option Plan. As of December 31, 1999, options to acquire 1,855 shares had been granted to the Company's employees. The option exercise price for each of these options is $2,000 per share. These options generally provide for a ratable vesting over a three to five year period commencing upon the employee's initial employment with the Company. The options generally expire, if not previously exercised, upon the earlier of ten years following their date of grant or three months following the option holder's termination of employment with the Company. If any options terminate or expire without having been exercised, the shares not purchased under such options again are available for issuance under the Stock Option Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's capital stock as of April 15, 2000 by (i) each stockholder known by the Company to beneficially own more than 5% of any class of the Company's outstanding capital stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors as a group.

                                Number of                                         Number of
                                Shares of                Number of                Shares of                  Number of
                                Class  A                 Shares of                  First                    Shares of
                                 Common                  Class B                  Preferred                   Senior
                                 Stock     Percent of     Common     Percent of    Series A     Percent      Preferred     Percent
NAME OF BENEFICIAL OWNER         (1)(2)     Class (2)    Stock (1)   Class (2)    Stock (1)   Of Class (2)   Stock (1)  Of Class (2)
Terry C. Matlack (23)...........    225.0        1.4%           --           --          --          --            --           --
Julius E. Talton (3)............  2,062.5       12.9%           --           --          --          --       2,500.0         42.2%
Todd W. Follmer (4) (15)........  1,536.2        8.7%        100.0         25.0%      422.9         8.5%           --           --
Gregg L. Engles (4) (16)........  1,791.1       10.1%        100.0         25.0%      527.8        10.6%           --           --
Richard H. Hochman (5)..........  2,426.8       14.7%           --           --       426.8         8.5%           --           --
Jay R. Levine (6)...............  7,825.1       41.1%           --           --     1,889.6        37.8%           --           --
Nina E. McLemore (7)............  2,426.8       14.7%           --           --       426.8         8.5%           --           --
Bruce I. Raben (6)..............  7,825.1       41.1%           --           --     1,889.6        37.8%           --           --
David A. Sachs (8)..............  2,023.0       11.4%        100.0         25.0%       53.4         1.1%           --           --
Roger K. Sallee.................     22.0           *           --           --          --          --          61.7          1.0%
Joseph P. Urso (4) (14).........  1,163.3        6.8%        100.0         25.0%       50.0         1.0%           --           --
Canadian Imperial Bank of
  Commerce ("CIBC")(9)..........  7,825.1       41.1%           --           --     1,889.6        37.8%           --           --
Regent Capital Partners,
  L.P. (10).....................  2,426.8       14.7%           --           --       426.8         8.5%           --           --
Onyx Talton Partners,
  L.P. (11).....................    969.6        5.7%        100.0         25.0%         --          --            --           --
Dennis L. Whipple (17)..........    312.5        1.9%           --           --          --          --            --           --
Richard C. Green, Jr............    233.0        1.5%           --           --          --          --         310.8          5.3%
Robert K. Green.................    233.0        1.5%           --           --          --          --         310.8          5.3%
William M. Ohland (12)..........    864.0        5.4%           --           --          --          --            --           --
Donald B. Vaello (20)...........     50.0           *           --           --          --          --            --           --
Keith S. Kelson (21)............     16.7           *           --           --          --          --            --           --
Jeffrey D. Cushman (19).........     83.4           *           --           --          --          --            --           --
Ares Leveraged Investment
  Fund (13).....................    750.0        4.7%           --           --       750.0          15%           --           --
Julius E. Talton, Jr. (22)......  1,237.5        7.7%           --           --          --          --       1,500.0         25.3%
James E. Lumpkin (22)...........    825.0        5.1%           --           --          --          --       1,000.0         16.9%
All executive officers and
  directors as a group (13
  persons) (18)................. 19,141.6       74.1%        400.0        100.0%    4,120.5        82.4%      2,561.7         43.2%

____________

* Less than 1.0%


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table and subject to community property laws, where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned, unless otherwise indicated.
(2) Percentages are based on the total number of shares outstanding at April 15, 2000, plus the total number of outstanding options held by such person that are exercisable within 60 days of such date and securities exchangeable into the Company's common stock within 60 days of such date. Shares issuable upon exercise of outstanding options or through the conversion of securities exchangeable into the Company's common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(3)  The address for this stockholder is 801 Alabama Avenue, Selma, Alabama
     36701.
(4) The address for each of these stockholders is 5956 Sherry Lane, Suite 1575, Dallas, Texas 75225.

(5) Includes 2,000 shares of Common Stock and warrants to acquire 426.8 shares of Common Stock held by Regent Capital Partners, L.P. and Regent Capital Equity Partners, L.P. The warrants are exercisable within 60 days. Also includes 426.8 shares of First Preferred Series A stock held by Regent Capital Partners, L.P. Mr. Hochman, who is the chairman of Regent Capital Management Corp., an affiliate of Regent Capital Partners, exercises voting and investment power with respect to such shares. Mr. Hochman's address is 505 Park Avenue, 17th Floor, New York, New York 10022.
(6) Includes 4,850 shares of Common Stock and warrants to acquire 2,975.2 shares of Common Stock held by CIBC. The warrants are exercisable within 60 days. Messrs. Levine and Raben are employees of an affiliate of CIBC. Such persons' address is 425 Lexington Avenue, New York, New York 10017. Messrs. Levine and Raben disclaim beneficial ownership of such shares.
(7) Includes 2,000 shares of Common Stock and warrants to acquire 426.8 shares of Common Stock held by Regent Capital Partners, L.P. and Regent Capital Equity Partners, L.P. The warrants are exercisable within 60 days. Also includes 426.8 shares of First Preferred Series A stock held by Regent Capital Partners, L.P. Ms. McLemore, who is the president of Regent Capital Management Corp., an affiliate of Regent Capital Partners, exercises voting and investment power with respect to such shares. Ms. McLemore's address is 505 Park Avenue, 17th Floor, New York, New York 10022.
(8) Consists of 250 shares of Common Stock held by Sachs Investment Partners, warrants to acquire 969.6 shares of Common Stock held by Onyx Talton Partners, L.P.,warrants, to acquire 750 shares of Common Stock held by Ares Leveraged Investment Fund, a warrant to acquire 53.4 shares of Common Stock held by Sachs Investment Partners, 100 shares of Class B Common Stock held by Onyx Talton Partners, L.P., 750 shares of First Preferred Series A Common Stock held by Ares Leveraged Investment Fund, and 53.4 shares of First Preferred Series A Common Stock held by Sachs Investment Partners. The warrants are exercisable within 60 days. Mr. Sachs is a Managing Director of Ares Management, and exercises voting and investment power with respect to such shares. Mr. Sachs disclaims beneficial ownership of the 100 shares of Class B Common Stock held by Onyx Talton Partners, L.P. Mr. Sachs is a general partner of Sachs Investment Partners, and exercises voting and investment power with respect to such shares. Mr. Sachs' address is 1999 Avenue of the Stars, Suite 1900, Los Angeles, California 90067.
(9) Includes 4,850 shares of Common Stock and warrants to acquire 2,975.2 shares of Common Stock held by CIBC. The warrants are exercisable within 60 days. CIBC's address is 161 Bay Street, P.O. Box 500, M51258, Toronto, Canada. Jay R. Bloom, Andrew R. Heyer, and Dean C. Kehler, employees of an affiliate of CIBC, share the power to vote and dispose of the listed securities.
(10) Includes 2,000 shares of Common Stock and warrants to acquire 426.8 shares of Common Stock held by Regent Capital Partners, L.P. and Regent Capital Equity Partners, L.P., an affiliate of Regent Capital Partners. The above warrants are exercisable within 60 days. Regent Capital Partners' address is 505 Park Avenue, 17th Floor, New York, New York 10022.
(11) Includes 969.6 shares of Common Stock subject to warrants that are exercisable within 60 days. Onyx Talton Partners, L.P.'s address is 9595 Wilshire Blvd., Suite 700, Beverly Hills, California 90212.
(12) Consists of shares issued to STC as part of the purchase price in the STC Acquisition. Mr. Ohland owns all of the outstanding capital stock of STC.
(13) Includes 750 shares of Common Stock subject to warrants that are exercisable within 60 days. Ares Leveraged Investment Fund's address is 1999 Avenue of the Stars, Suite 1900, Los Angeles, California 90067.
(14) Includes 1,163.3 shares of Common Stock subject to warrants that are exercisable within 60 days.
(15) Includes 1,536.2 shares of Common Stock subject to warrants that are exercisable within 60 days.
(16) Includes 1,641.1 shares of Common Stock subject to warrants that are exercisable within 60 days.
(17) Includes 312.5 shares of Common Stock subject to options issued to Mr. Whipple under the Company's stock option plan that are exercisable within 60 days.
(18) Includes 266.7 shares of Common Stock subject to options issued to certain directors and executive officers of the Company that are exercisable within 60 days and 9,515.4 shares of Common Stock subject to warrants that are exercisable within 60 days.
(19) Includes 83.4 shares of Common Stock subject to options issued to Mr. Cushman under the Company's stock option plan that are exercisable within 60 days.

(20) Includes 50 shares of Common Stock subject to options issued to Mr. Vaello under the Company's stock option plan that are exercisable within 60 days.
(21) Includes 16.7 shares of Common Stock subject to options issued to Mr. Kelson under the Company's stock option plan that are exercisable within 60 days.
(22) The address for each of these stockholders is 801 Alabama Avenue, Selma, Alabama 36701.

(23) Includes 200 shares of Common Stock subject to options issued to Mr. Matlack exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

  Consulting and Strategic Services Agreement

     In connection with the acquisitions of Ameritel and Talton Telecommunications, the Company entered into a Consulting and Strategic Services Agreement with EUF Talton, a limited partnership controlled by Messrs. Engles, Urso, and Follmer, pursuant to which the Company would pay to EUF Talton an annual consulting fee of $300,000 for an initial term of three years ending December 27, 1999. Pursuant to this agreement, EUF Talton would provide management consulting services relating to strategic and financial matters, including acquisitions, business strategies, and financial planning. In addition, the Company agreed to pay to EUF Talton an acquisition fee of 1% of the gross acquisition price of any acquisitions of assets or stock by the Company, up to an aggregate maximum of $1.25 million. This agreement was terminated in 1999.

  Consulting and Employment Agreements

     In connection with the acquisitions of Ameritel and Talton
Telecommunications, the Company entered into the consulting agreement described below. Roger K. Sallee was a former stockholder of Ameritel.

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

  Talton Agreement

     On July 1, 1998, the Company entered into an agreement with Julius E. Talton, Julius E. Talton, Jr. and James Lumpkin (the "Talton Agreement"). The Talton Agreement provided that Julius Talton, Julius Talton, Jr., and James E. Lumpkin would provide consulting services to the Company in relation to the Company's contract with a major RBOC. The Talton Agreement had a term of one year, ending on June 30, 1999. Under the terms of the Talton Agreement, Mr. Talton, Mr. Talton, Jr., and Mr. Lumpkin were paid 10% of the Profits (as defined in the Talton Agreement) between July 1, 1998 and December 31, 1998 and 5% of the Profits between January 1, 1999 and June 30, 1999 from the Company's contract with a major RBOC.

  Lease Agreement

     In December 1996, Talton Telecommunications entered into a lease agreement (the "Talton Lease") with Mr. Talton for office space located in Selma, Alabama. The Talton Lease has a five-year term commencing January 1, 1997, with an option to renew for an additional five-year term. Under the Talton Lease, Talton Telecommunications will pay fixed annual rent of approximately $109,000, $112,000, $90,000, $93,000, and $96,000, respectively, for the five years of the initial term.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          a)  Exhibits


Exhibit
 No.
10.1*     Terry C. Matlack Letter of Employment

10.2*     Amendment No. 1 to Employment Agreement of Donald B. Vaello

* Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EVERCOM, INC.

                                       By: /s/ Terry C. Matlack
                                       ------------------------

                                       Terry C. Matlack,
                                       Chief Executive Officer

Date: April 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.


         Signature                      Title                        Date

/s/ Richard H. Hochman                 Director                 April 28, 2000
    Richard H. Hochman

/s/ Nina E. McLemore                   Director                 April 28, 2000
    Nina E. McLemore

/s/ Julius E. Talton, Sr.              Director                 April 28, 2000
    Julius E. Talton, Sr.

/s/ David A. Sachs                     Director                 April 28, 2000
    David A. Sachs

/s/ Todd W. Follmer                    Director                 April 28, 2000
    Todd W. Follmer

/s/ Bruce I. Raben                     Director                 April 28, 2000
    Bruce I. Raben

/s/ Roger K. Sallee                    Director                 April 28, 2000
    Roger K. Sallee

/s/ Joseph P. Urso                     Director                 April 28, 2000
    Joseph P. Urso

/s/ Jay R. Levine                      Director                 April 28, 2000
    Jay R. Levine

/s/ Gregg L. Engles                    Director                 April 28, 2000
    Gregg L. Engles

/s/ Keith S. Kelson         Chief Financial Officer, Vice       April 28, 2000
    Keith S. Kelson         President, Assistant Secretary
                            and Assistant Treasurer