Form 10-Q
period 2000-03-31
EVERCOM INC
filed 2000-05-09
CIK 1030965

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  -----------
                                   FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to sections 13 of 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

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

                               ----------------
                              8201 Tristar Drive
                              Irving, Texas 75063
                                (972) 988-3737
        (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
                               ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2000, 16,033 shares of Class A common stock, par value $0.01 per share, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q:

     1. Registration Statement on Form S-4 (File No. 333-33639);
     2. Quarterly Report on Form 10-Q, dated as of August 14, 1998; and
     3. Quarterly Report on Form 10-Q, dated as of May 12, 1999.

                        EVERCOM, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                                        PAGE
                                                                        ----
                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..........................................   3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................  10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  17


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  18

Item 2.  Changes in Securities and Use of Proceeds.....................  18

Item 3.  Defaults Upon Senior Securities...............................  18

Item 4.  Submission of Matters to a Vote of Stockholders...............  18

Item 5.  Other Information.............................................  18

Item 6.  Exhibits and Reports on Form 8-K..............................  19

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EVERCOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,               March 31,
                                                                                       1999                     2000
                                                                                  --------------           --------------
                                                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................................  $    1,987,732           $      567,041
  Accounts receivable...........................................................      38,262,832               42,370,725
  Refundable income taxes.......................................................         364,204                  206,317
  Inventories...................................................................       3,512,073                3,420,250
  Prepaid expenses and other current assets.....................................         380,797                  663,884
  Deferred income tax asset.....................................................       1,496,528                1,242,921
                                                                                  --------------           --------------
     Total current assets.......................................................      46,004,166               48,471,138
PROPERTY AND EQUIPMENT..........................................................      28,375,357               28,297,280
INTANGIBLE AND OTHER ASSETS.....................................................      97,729,033               93,691,886
                                                                                  --------------           --------------
     TOTAL......................................................................  $  172,108,556           $  170,460,304
                                                                                  ==============           ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..............................................................  $   19,492,283           $   23,075,815
  Income taxes payable..........................................................         250,000                  229,611
  Accrued expenses..............................................................      21,201,463               22,533,864
  Current portion of long-term debt.............................................      12,434,468               12,779,869
                                                                                  --------------           --------------
     Total current liabilities..................................................      53,378,214               58,619,159
LONG-TERM DEBT..................................................................     159,526,766              155,073,353
OTHER LONG-TERM LIABILITIES.....................................................         705,000                  427,933
DEFERRED INCOME TAXES...........................................................       1,496,528                1,242,921
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Preferred stock, Senior and First Preferred Series A, $.01 par value; 6,000 and 5,000 shares authorized, 5,925 and 5,000 shares issued and outstanding, respectively (cumulative liquidation value of $5,925,000 and $5,000,000
     respectively) as of December 31, 1999 and March 31, 2000...................             109                      109
   Common stock, $.01 par value; 50,000 shares authorized, 16,433 shares
     issued and outstanding as of December 31, 1999 and March 31, 2000..........             164                      164
   Additional paid-in capital...................................................      26,080,416               25,861,916
   Accumulated deficit..........................................................     (69,078,641)             (70,765,251)
                                                                                  --------------           --------------
     Total stockholders' deficit................................................     (42,997,952)             (44,903,062)
                                                                                  --------------           --------------
     TOTAL......................................................................  $  172,108,556           $  170,460,304
                                                                                  ==============           ==============

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                                      Three Month
                                                                                      Period Ended
                                                                                        March 31,
                                                                                 1999                2000
                                                                            -------------       -------------
OPERATING REVENUE.........................................................  $  59,175,294       $  59,271,846
OPERATING EXPENSES:
  Telecommunication costs.................................................     26,861,372          24,707,083
  Facility commissions....................................................     18,027,716          18,777,906
  Field operations and maintenance........................................      1,637,775           1,731,145
  Selling, general, and administrative....................................      4,321,855           4,383,422
  Depreciation............................................................      1,706,994           1,966,394
  Amortization of intangibles.............................................      5,762,125           4,473,958
                                                                            -------------       -------------
     Total operating expense..............................................     58,317,837          56,039,908
                                                                            -------------       -------------
OPERATING INCOME..........................................................        857,457           3,231,938
INTEREST EXPENSE, NET.....................................................      4,880,164           4,897,288
                                                                            -------------       -------------
LOSS BEFORE INCOME TAXES..................................................     (4,022,707)         (1,665,350)
INCOME TAX EXPENSE........................................................         13,847              21,260
                                                                            -------------       -------------
NET LOSS..................................................................  $  (4,036,554)      $  (1,686,610)
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT.....................          138,930             367,654
                                                                            -------------       -------------
NET LOSS APPLICABLE TO COMMON STOCK  .....................................  $  (4,175,484)      $  (2,054,264)
                                                                            =============       =============


                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                       Three Month
                                                                                                       Period Ended
                                                                                                        March 31,
                                                                                                  1999             2000
                                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................................................   $  (4,036,554)   $  (1,686,610)
 Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Depreciation............................................................................       1,706,994        1,966,394
  Amortization of intangible assets, including deferred financing costs and
    bond discount.........................................................................       6,003,647        4,736,349
  Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable...................................................................      (9,146,612)      (4,107,893)
    Inventories...........................................................................         284,753           91,823
    Prepaid expenses and other assets.....................................................          31,213         (238,337)
    Accounts payable......................................................................      (2,625,575)       3,583,532
    Accrued expenses......................................................................       2,854,357        1,209,078
    Income taxes..........................................................................         (58,647)         137,498
                                                                                             -------------    -------------
       Net cash (used in) provided by operating activities................................      (4,986,424)       5,691,834
                                                                                             -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.....................................................................      (1,619,590)      (2,632,269)
 Cash outflows for acquisitions...........................................................      (1,522,848)        (372,244)
                                                                                             -------------    -------------
       Net cash used in investing activities..............................................      (3,142,438)      (3,004,513)
                                                                                             -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the issuance of debt, net of expenses......................................       5,500,000
 Payment of debt issuance costs...........................................................        (336,992)
 Repayment of debt........................................................................      (3,366,714)      (4,108,012)
 Proceeds from the issuance of preferred stock and warrants, net of expenses..............       4,895,337
                                                                                             -------------    -------------
       Net cash provided by (used in) financing activities................................       6,691,631       (4,108,012)
                                                                                             -------------    -------------
DECREASE IN CASH AND CASH EQUIVALENTS.....................................................      (1,437,231)      (1,420,691)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................................       1,691,762        1,987,732
                                                                                             -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................................   $     254,531    $     567,041
                                                                                             =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest...................................................................   $   1,480,481    $   1,446,236
                                                                                             =============    =============
 Cash paid for income taxes...............................................................   $      72,494    $     116,235
                                                                                             =============    =============
NONCASH TRANSACTIONS:
 Dividends payable........................................................................   $     138,930    $     218,500
                                                                                             =============    =============

                See notes to consolidated financial statements.

                        EVERCOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of March 31, 2000 and for the three-month periods ended March 31, 1999 and 2000 of Evercom, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit.

     In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations, and cash flows as of and for the respective periods, have been made. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's 1999 consolidated financial statements contained in its Form 10-K as filed with the Securities and Exchange Commission on March 30, 2000.

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

2.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                                  December 31,            March 31,
                                                                                      1999                  2000
                                                                                  ------------          ------------
                                                                                                        (Unaudited)
Trade accounts receivable, net of advance payments received of $137,574
   and $494 at December 31, 1999 and March 31, 2000, respectively...............  $ 38,384,376          $ 42,933,882
Advance commissions receivable..................................................     1,870,475             1,348,562
Receivables related to acquisitions.............................................       226,015               226,015
Recoverable Universal Service Fund fees - current portion.......................     1,123,165               985,132
Employees and other.............................................................       251,419                55,974
                                                                                  ------------          ------------
                                                                                    41,855,450            45,549,565
Less allowance for unbillable and uncollectible chargebacks.....................    (3,592,618)           (3,178,840)
                                                                                  ------------          ------------
                                                                                  $ 38,262,832          $ 42,370,725
                                                                                  ============          ============

     At December 31, 1999 and March 31, 2000, the Company had advanced commissions to certain inmate facilities of $2,100,149 and $1,533,784 (unaudited), which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                  December 31,           March 31,
                                                                                      1999                  2000
                                                                                  ------------          ------------
                                                                                                        (Unaudited)
Leasehold improvements..........................................................  $    913,420          $    926,583
Telephone system equipment......................................................    39,666,667            41,478,732
Vehicles........................................................................       429,460               430,548
Office equipment................................................................     2,540,215             2,602,216
                                                                                  ------------          ------------
                                                                                    43,549,762            45,438,079
Less accumulated depreciation...................................................   (15,174,405)          (17,140,799)
                                                                                  ------------          ------------
                                                                                  $ 28,375,357          $ 28,297,280
                                                                                  ============          ============

4.  INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:

                                                                                 December 31,            March 31,
                                                                                     1999                   2000
                                                                                --------------         --------------
                                                                                                       (Unaudited)
Intangible assets:
  Acquired telephone contracts................................................  $   67,761,060         $   68,502,488
  Noncompete agreements.......................................................         568,611                568,611
  Deferred loan costs.........................................................       8,636,059              8,636,059
  Goodwill....................................................................      84,530,834             84,530,834
  Other intangibles...........................................................         766,502                769,026
                                                                                --------------         --------------
                                                                                  $162,263,066           $163,007,018
 Less accumulated amortization................................................     (65,195,703)           (69,932,052)
                                                                                --------------         --------------
Total intangible assets.......................................................      97,067,363             93,074,966
Deposits......................................................................         431,996                431,698
Other assets - noncurrent portion of commission advances to facilities........         229,674                185,222
                                                                                --------------         --------------
                                                                                $   97,729,033         $   93,691,886
                                                                                ==============         ==============



5.   ACCRUED EXPENSES


     Accrued expenses consist of the following:

                                                                                 December 31,            March 31,
                                                                                     1999                  2000
                                                                                --------------        --------------
                                                                                                        (Unaudited)
   Facility commissions.......................................................   $   7,303,783         $   7,699,995
   Billing and collection fees................................................       1,411,127             1,695,421
   Uncollectible call chargebacks.............................................       4,554,260             3,389,519
   Accrued acquisition and financing costs....................................       1,493,164             1,397,987
   Accrued interest...........................................................          64,782             3,253,443
   Accrued excise taxes payable...............................................       1,847,889             1,732,018
   Accrued dividends on preferred stock.......................................       1,268,432             1,486,932
   Accrued restructure costs..................................................          17,796
   Accrued payroll and bonuses................................................       1,689,438               866,181
   Other......................................................................       1,550,792             1,012,368
                                                                                --------------        --------------
                                                                                 $  21,201,463         $  22,533,864
                                                                                ==============        ==============

     The accrual for uncollectible call chargebacks represents a reserve for amounts collected from the various local exchange carriers ("LECs") or third-party billing services that are expected to be charged back to the Company in future periods.

6.   LONG-TERM DEBT

     The following is a summary of long-term debt:


                                                                   December 31,             March 31,
                                                                        1999                   2000
                                                                  --------------         --------------
                                                                                           (Unaudited)
     Senior Notes...............................................  $  115,000,000         $  115,000,000
     Senior Credit Facility:
        Revolving loan facility.................................      11,500,000             10,500,000
        Term loan acquisition facility..........................      39,875,000             36,781,250
        Additional term loan facility...........................       5,500,000              5,500,000
     Other......................................................          86,234                 71,972
                                                                  --------------         --------------
                                                                     171,961,234            167,853,222
     Less current portion of long-term debt.....................     (12,434,468)           (12,779,869)
                                                                  --------------         --------------
                                                                  $  159,526,766         $  155,073,353
                                                                  ==============         ==============


     Under the terms of the Senior Credit Facility, the term loan acquisition facility is due in quarterly installments of $3,093,750, increasing to $3,437,500 on March 31, 2001 with the remaining unpaid balance due on December
31, 2002.   The additional term loan facility is due on December 31, 2002.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Company's revolving and term loan agreement (the "Senior Credit Facility"). At March 31, 2000, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the London Interbank Offering Rate ("LIBOR") portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See "Special Note regarding Forward-Looking Information, Risk Factors."

Overview

     The Company is the largest independent provider of direct collect, prepaid, and debit calling services to local, county, state, and private correctional facilities in the U.S. The Company derives substantially all of its revenues from its operation of inmate telecommunications systems located in correctional facilities in 44 states.

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

     The Company's traditional inmate business consists of collect, prepaid, and debit calling services provided to correctional facilities. The Company also provides validation, billing, and collection services for the inmate calls of a major regional bell operating company ("RBOC"). Under the terms of the agreement, the Company acquires at a discount the related accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. The contract term is three years and has no minimum volume commitment. The Company pays no facility commissions under this agreement. In August 1999 the Company began providing validation, billing and collection services to a second inmate telecommunications provider. Under this agreement, the Company charges this customer a transaction fee and charges back all uncollectible accounts to the customer.

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

     Telecommunications Costs. The principal components of telecommunication costs are long distance transmission costs, local access costs, third party billing costs, and costs of uncollectible accounts. Historically, long distance costs have consisted of charges for minutes of use purchased from interexchange carriers ("IXCs"). The Company has also entered into agreements to lease lines connecting urban areas and correctional facilities. Local access charges consist of monthly line and usage charges paid to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, and on a per message or per minute usage rate based on the time and duration of the call. Third party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. Expenses associated with uncollectible accounts are a significant cost in providing inmate telecommunications services.

     Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with the facility. Commission rates are the principal basis of competition for obtaining and retaining contracts. The Company's ability to offer increasingly attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for larger facilities have higher commission rates, but these higher commission rates are typically offset by lower network charges, field maintenance, and SG&A expenses as a percentage of revenue. The commission rates paid by the Company have increased in each period, from 23.8% in 1995 to 31.7% for the quarter ended March 31, 2000. This increase is due primarily to higher facility commissions on renewals and new business. Commission rates are expected to gradually increase as a percentage of revenues in the future. The overall commission percentage to total revenues of 31.7% for the quarter ended March 31, 2000 includes the effect of the billing and collection services provided under the Company's agreement with a major RBOC, under which no commissions are paid.

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

Results of Operations

     The following table sets forth, for the three months ended March 31, 1999 and 2000, respectively, the results of operations of the Company.

                                                                                    Three Month
                                                                                    Period Ended
                                                                                      March 31,
                                                                           1999                       2000
                                                                  ---------------------       ---------------------
                                                                              (Dollars in thousands)
Operating revenues..............................................  $ 59,175        100.0%      $ 59,272       100.0%
Operating expenses:
 Telecommunication costs........................................    26,861         45.4         24,707        41.7
 Facility commissions...........................................    18,028         30.5         18,778        31.7
 Field operations and maintenance...............................     1,638          2.8          1,731         2.9
 Selling, general, and administrative...........................     4,322          7.3          4,384         7.4
 Depreciation...................................................     1,707          2.9          1,966         3.3
 Amortization of intangibles....................................     5,762          9.7          4,474         7.5
                                                                  --------        -----       --------       -----
Total operating expenses........................................    58,318         98.6         56,040        94.5
                                                                  --------        -----       --------       -----
Operating income................................................       857          1.4          3,232         5.5
Interest expense, net...........................................     4,880          8.2          4,897         8.3
                                                                  --------        -----       --------       -----
Loss before income taxes........................................    (4,023)        (6.8)        (1,665)       (2.8)
Income tax expense..............................................        14           --             21          --
                                                                  --------        -----       --------       -----
Net loss........................................................  $ (4,037)        (6.8)%     $ (1,686)       (2.8)%
                                                                  ========        =====       ========       =====
EBITDA..........................................................  $  8,326         14.1%      $  9,672        16.3 %
                                                                  ========        =====       ========       =====


 Three Months Ended March 31, 2000 Compared to Three Months ended March 31, 1999

     Operating Revenues. The Company's operating revenues increased by $0.1 million, or 0.2%, from $59.2 million for the three months ended March 31, 1999 to $59.3 million for the three months ended March 31, 2000. The increase in operating revenues was primarily due to $1.2 million of incremental revenue generated from facilities acquired on June 1, 1999 from the inmate payphone divisions of Alliance Tel-Comm, Inc., KR&K Communications, Inc., U.S. Connect, Inc., Tele-Communications, Inc., and Lake-Tel, Inc. (collectively, "Alliance"). The increase due to the Alliance acquisition was offset by the loss of the State of Alabama contract which contributed $1.3 million of revenue during the three months ended March 31, 1999. The remaining variance is due to new business and contract renewal activity.

     Operating Expenses. Total operating expenses decreased $2.3 million, from $58.3 million for the three months ended March 31, 1999 to $56.0 million for the three months ended March 31, 2000. Operating expenses as a percentage of operating revenues decreased 4.1% from 98.6% for the three months ended March 31, 1999 to 94.5% for the three months ended March 31, 2000. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

     Telecommunication costs decreased by $2.2 million, from $26.9 million for the three months ended March 31, 1999 to $24.7 million for the three months ended March 31, 2000. Telecommunication costs represented 45.4% of operating revenues for the three months ended March 31, 1999 and 41.7% of operating revenues for the three months ended March 31, 2000, a decrease of 3.7%. The percentage decrease is primarily due to savings generated from new long distance contracts.

     Facility commissions increased by $0.8 million, from $18.0 million for the three months ended March 31, 1999 to $18.8 million for the three months ended March 31, 2000. Facility commissions represented 30.5% of operating revenues for the three months ended March 31, 1999 and 31.7% of operating revenues for the three months ended March 31, 2000, an increase of 1.2%. Commission expense as a percentage of revenue for the Company's traditional inmate business increased from 34.0% in the first quarter of 1999 to 35.8% in the first quarter of 2000. This increase is due to competition for new business and increased commission rates on renewals. Commission rates are expected to gradually increase in the future.

     Field operations and maintenance costs increased by $0.1 million, from $1.6 million for the three months ended March 31, 1999 to $1.7 million for the three months ended March 31, 2000. Field operations and maintenance costs represented 2.8% of operating revenues for the three months ended March 31, 1999 and 2.9% of operating revenues for the three months ended March 31, 2000, an increase of
0.1%.   This increase is primarily due to higher field equipment replacements during the three months ended March 31, 2000.

     SG&A costs increased by $0.1 million, from $4.3 million for the three months ended March 31, 1999 to $4.4 million for the three months ended March 31, 2000. SG&A represented 7.3% of operating revenues for the three months ended March 31, 1999 and 7.4% of operating revenues for the three months ended March 31, 2000, an increase of 0.1%. The increase is primarily due to increased staffing to support enhancements to the Company's information systems and to execute new sales initiatives. The increase is also due to executive search fees incurred during the three months ended March 31, 2000.

     Depreciation and amortization costs decreased by $1.1 million, from $7.5 million for the three months ended March 31, 1999 to $6.4 million for the three months ended March 31, 2000. Depreciation and amortization costs represented 12.6% of operating revenues for the three months ended March 31, 1999 and 10.8% of operating revenues for the three months ended March 31, 2000, a decrease of 1.8%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

     Operating Income. The Company's operating income increased by $2.3 million, from $0.9 million for the three months ended March 31, 1999 to $3.2 million for the three months ended March 31, 2000, substantially due to the factors described above. The Company's operating income margin increased from 1.4% for the three months ended March 31, 1999 to 5.5% for the three months ended March 31, 2000, primarily as a result of the factors described above.

     Interest Expense. Interest expense remained constant at $4.9 million.

     Net Loss. The Company's net loss decreased by $2.3 million, from $4.0 million for the three months ended March 31, 1999 to $1.7 million for the three months ended March 31, 2000, primarily as a result of the factors described above.

     EBITDA. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") increased by $1.4 million from $8.3 million for the three months ended March 31, 1999 to $9.7 million for the three months ended March 31, 2000. EBITDA as a percentage of operating revenues increased from 14.1% for the three months ended March 31, 1999 to 16.3% for the three months ended March 31, 2000, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating income. Three of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.


Liquidity and Capital Resources

     The Company expects that its principal sources of liquidity will be cash flow from operations and borrowings under the revolving loan facility of the Senior Credit Facility. The Company anticipates that its principal uses of liquidity will be to provide working capital and meet debt service requirements. Management expects that cash flow from operations, along with additional borrowings under present and future credit facilities, will be sufficient to meet the Company's requirements for the next twelve months. The Company currently anticipates that interest payments will be required of approximately $18.5 million for the fiscal years ending December 31, 2000 and December 31, 2001, under the terms of the Senior Notes and the Senior Credit Facility. As of March 31, 2000, the Company had approximately $12.8 million of unused borrowing capacity under the Senior Credit Facility. The Company anticipates that its primary capital expenditures for the remainder of 2000 will be approximately $10.9 million for capital items required to implement new contracts and contract renewals entered into by the Company and to enhance internal information systems.

     In March 1999 the Company raised $5.0 million of equity from its existing stockholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series A Stock and a warrant to acquire one share of the Company's Class A common stock for $1,000 per share.

     The First Preferred Series A Stock is entitled to receive dividends at the applicable First Preferred Series A Rate, payable quarterly. Dividends are payable out of funds legally available therefor, and are payable only when, as, and if declared by the Company's Board of Directors, are cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series A Rate until paid. The First Preferred Series A Rate is eight percent per annum through March 31, 2001, will be ten percent per annum from April 1, 2001 through June 30, 2001, and thereafter will increase by 0.5% for each additional three month period, up to a maximum of 16% per annum. The First Preferred Series A Stock ranks senior to all classes of common stock but ranks junior to the Senior Preferred Stock with respect to dividend rights and rights upon liquidation. The warrants have a strike price of $1,000 per share and will expire if not exercised before December 31, 2007. As a result of the issuance of the First Preferred Series A Stock and warrants, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waived the lenders' rights to the proceeds raised by the Company from the issuance.

     In conjunction with the March 1999, equity offering, the preferred dividend rates on the original Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series A Stock.

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

     Net cash used in operating activities was $5.0 million for the three months ended March 31, 1999, as compared to net cash provided by operating activities of $5.7 million for the three months ended March 31, 2000. This increase was due to a $1.3 million increase in operating income before consideration of depreciation and amortization coupled with a $9.3 million increase due to timing of certain cash receipts and disbursements. During the three months ended March 31, 2000, the Company's LEC's increased reserves for uncollectible chargebacks, thereby reducing cash payments to the Company for receivable collections. The Company expects the LECs to continue this trend over the next several quarters.

     Cash used in investing activities was $3.1 million for the three months ended March 31, 1999 as compared to $3.0 million for the three months ended March 31, 2000, consisting primarily of both cash outflows for investments in new business and customer contract renewals and payments of acquisition costs relating to acquisitions made in prior years.

     Cash provided by financing activities was $6.7 million for the three months ended March 31, 1999 as compared to cash used in financing activities of $4.1 million for the three months ended March 31, 2000, consisting primarily of principal repayments under the Senior Credit Facility. Cash provided by financing activities for the three months ended March 31, 1999 consisted of funds raised through the issuance of the First Preferred Series A Stock, proceeds from borrowings under the Senior Credit Facility, offset by principal repayments of borrowings under the Senior Credit Facility.

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

     The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBOR loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Remaining scheduled principal payments on the term loan facility are approximately $9.3 million, $13.8 million, and $19.3 million during the years ended 2000, 2001, and 2002, respectively. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all the assets of the Company and its subsidiaries.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Senior Credit Facility. At March 31, 2000, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

     As of May 4, 2000, the Company had $12.8 million of available borrowing capacity under the Senior Credit Facility.

     As of March 31, 2000 the Company had approximately $168.3 million of long-term indebtedness outstanding including the current portion, a deficit in stockholders' equity of $44.9 million, and $0.6 million of cash.

     As of March 31, 2000, the Company's long-term indebtedness included (i) $115.0 million of 11.0% Senior Notes due 2007 (the "Senior Notes"), (ii) $52.8 million of indebtedness under the Senior Credit Facility, and (iii) $0.5 million of other indebtedness.

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

Special Note Regarding Forward-Looking Information

     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements. These forward-looking statements are all statements that are not statements of historical fact or that might otherwise be considered opinion, belief, or projection. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from many future results, levels or activity, performance, or achievements expressed or implied by such forward-looking statements. The risks, uncertainties, and other factors to which forward-looking statements are subject include, among others, those set forth under the caption "Risk Factors" in the Company's Form 10-Q filed on May 12, 1999, which is available from the Company, from the Securities and Exchange Commission at prescribed rates, and at the web-site www.sec.gov. Such factors include without limitation, the following: competitors with greater resources; risks associated with uncollectible accounts; risks associated with anticipated growth; risks associated with market growth stagnating or declining; lack of patents and possible infringement; technological change and new services; control by principal shareholders; changes in the telecommunications industry; availability of key personnel; and changes in or the failure to comply with, governmental regulations. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder for the Company is not significantly different from the information set forth in Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 1999 Form 10-K and is therefore not presented herein.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is from time to time a party to legal proceedings that arise in the ordinary course of business. Management does not believe that the resolution of any threatened or pending legal proceedings will have a material adverse affect on the Company.

     None of the Company's internally developed call processing technology has been patented. Accordingly, such technology and intellectual property rights could infringe on other parties' intellectual property rights and could be contested or challenged. The Company received notice in 1998 from two parties that certain features of the Company's call processing technology may infringe upon such parties' patents. Should the Company's call processor or any material feature thereof be determined to violate applicable patents, the Company would be required to cease using these features or to obtain appropriate licenses for the use of such technology.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     This item is not applicable to the Registrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits


     Exhibit
       No.                             Description of Exhibit
--------------   --------------------------------------------------------------

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

       4.6 Shareholders Agreement, dated as December 27, 1996, by and among the Company and certain Persons named therein (filed as Exhibit 4.6 to the Company's Registration Statement
                 No. 333-33639 and incorporated herein by reference).

       4.7 Warrant Agreement, dated as of December 27, 1996, between the Company and CIBC Wood Gundy Ventures, Inc. (filed as
                 Exhibit 4.7 to the Company's Registration Statement
                 No. 333-33639 and incorporated herein by reference).

       4.8 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.8 to the Company's Registrations Statement No. 333-33639 and incorporated herein by reference).

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

     Exhibit
       No.                             Description of Exhibit
--------------   --------------------------------------------------------------

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

      27.1*      Financial Data Schedule

        ---------------

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

                                            EVERCOM, INC.


                                       By:  /s/  TERRY MATLACK
                                            -----------------------
                                            Terry Matlack
                                            Chief Executive Officer



                                       By:  /s/  KEITH KELSON
                                            -----------------------
                                            Keith Kelson
                                            Chief Financial Officer



Date:  May 9, 2000