Form 10-Q
period 2000-06-30
EVERCOM INC
filed 2000-08-11
CIK 1030965

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] Quarterly report pursuant to sections 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       OR

                  [_] Transition report pursuant to sections 13
                    or 15 (d) of the Securities Exchange Act
                     of 1934 For the transition period from
                                 _____ to _____

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        As of June 30, 2000, 16,033 shares of Class A common stock, par value $0.01 per share, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

        Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q:

1.       Registration Statement on Form S-4 (File No. 333-33639);
2.       Quarterly Report on Form 10-Q, dated as of August 14, 1998; and
3.       Quarterly Report on Form 10-Q, dated as of May 12, 1999.

                         EVERCOM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                         PAGE

Item 1.           Financial Statements................................... 3

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................11

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk............................................23


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings......................................24

Item 2.           Changes in Securities and Use of Proceeds..............24

Item 3.           Defaults Upon Senior Securities........................24

Item 4.           Submission of Matters to a Vote of Stockholders........24

Item 5.           Other Information......................................24

Item 6.           Exhibits and Reports on Form 8-K.......................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         EVERCOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                     December 31,               June 30,
                                                                                         1999                     2000

                                                                                    ---------------           --------------
                                                                                                                (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................    $     1,987,732           $      364,197
     Accounts receivable........................................................         38,262,832               40,040,378
     Refundable income taxes....................................................            364,204                  200,930
     Inventories................................................................          3,512,073                3,225,955
     Prepaid expenses and other current assets..................................            380,797                  659,361
     Deferred income tax asset..................................................          1,496,528                  958,065
                                                                                    ---------------           --------------
          Total current assets..................................................         46,004,166               45,448,886
PROPERTY AND EQUIPMENT..........................................................         28,375,357               28,328,916
INTANGIBLE AND OTHER ASSETS.....................................................         97,729,033               90,027,149
                                                                                    ---------------           --------------
     TOTAL                                                                          $   172,108,556           $  163,804,951
                                                                                    ===============           ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable...........................................................        $19,492,283              $21,522,962
     Income taxes payable.......................................................            250,000                  236,251
     Accrued expenses...........................................................         21,201,463               18,172,694
     Current portion of long-term debt..........................................         12,434,468               13,119,814
                                                                                    ---------------           --------------
          Total current liabilities.............................................         53,378,214               53,051,721
LONG-TERM DEBT..................................................................        159,526,766              155,625,000
OTHER LONG-TERM LIABILITIES.....................................................            705,000                  359,183
DEFERRED INCOME TAXES...........................................................          1,496,528                  958,065
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
      Preferred stock, Senior and First Preferred Series A, $.01 par value;
         6,000 and 5,000 shares authorized, 5,925 and 5,000 shares issued and outstanding, respectively (cumulative liquidation value of
         $5,925,000 and $5,000,000 respectively) as of December 31, 1999 and
         June 30, 2000..........................................................                109                      109
      Common stock, $.01 par value; 50,000 shares authorized, 16,433 shares and
        16,433  shares issued and  outstanding  as of December 31, 1999 and June
        30, 2000................................................................                164                      164
     Additional paid-in capital.................................................         26,080,416               25,643,415
     Accumulated deficit........................................................        (69,078,641)             (71,832,706)
                                                                                    ---------------           --------------
          Total stockholders' deficit...........................................        (42,997,952)             (46,189,018)
                                                                                    ---------------           --------------

          TOTAL.................................................................    $   172,108,556           $  163,804,951
                                                                                    ===============           ==============

                 See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                              Three Month Period                    Six Month Period
                                                                Ended June 30,                        Ended June 30,
                                                      ----------------------------------------------------------------------
                                                          1999                2000             1999                2000
                                                      ------------        ------------     --------------     --------------

OPERATING REVENUE . . . . . . . . . . . . . .         $ 60,160,064        $ 58,785,721     $  119,335,358     $  118,057,567
OPERATING EXPENSES:
   Telecommunications costs . . . . . . . . .           26,451,252          23,946,722         53,312,623         48,653,805
   Facility commissions . . . . . . . . . . .           18,085,177          18,949,902         36,112,894         37,727,809
   Field operations and maintenance . . . . .            1,705,658           1,545,622          3,343,433          3,276,767
   Selling, general, and administrative . . .            4,316,684           4,504,953          8,638,538          8,888,374
   Depreciation . . . . . . . . . . . . . . .            1,758,398           2,048,628          3,465,392          4,015,022
   Amortization of intangibles . . . . . . .             5,575,332           4,056,808         11,337,457          8,530,767
                                                      ------------        ------------     --------------     --------------
      Total operating expenses . . . . . . .            57,892,501          55,052,635        116,210,337        111,092,544
                                                      ------------        ------------     --------------     --------------
OPERATING INCOME (LOSS). . . . . . . . . . .             2,267,563           3,733,086          3,125,021          6,965,023
INTEREST EXPENSE, NET. . . . . . . . . . . .             4,856,603           4,768,665          9,736,767          9,665,953
                                                      ------------        ------------     --------------     --------------
LOSS BEFORE INCOME TAXES . . . . . . . . . .            (2,589,040)         (1,035,579)        (6,611,746)        (2,700,930)
INCOME TAX EXPENSE . . . . . . . . . . . . .                82,395              31,875             96,242             53,135
                                                      ------------        ------------     --------------     --------------
NET LOSS . . . . . . . . . . . . . . . . . .          $ (2,671,435)       $ (1,067,454)    $   (6,707,988)    $   (2,754,065)
PREFERRED STOCK DIVIDEND AND ACCRETION
  OF DISCOUNT. . . . . . . . . . . . . . . .               363,542             369,080            502,472            736,734
                                                      ------------        ------------     --------------     --------------
 NET LOSS APPLICABLE TO COMMON STOCK. . . . .         $ (3,034,977)       $ (1,436,534)    $   (7,210,460)    $   (3,490,799)
                                                      ============        ============     ==============     ==============

                 See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                              Six Month Period
                                                                                                Ended June 30,
                                                                                    -------------------------------------
                                                                                         1999                   2000
                                                                                    ---------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                          $    (6,707,988)     $     (2,754,065)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation...............................................................          3,465,392             4,015,022
     Amortization of intangible assets, including deferred
      financing costs  .........................................................         11,841,900             9,055,547
     Changes in operating assets and liabilities, net of
      effects of acquisitions:
         Accounts receivable....................................................         (5,878,042)           (1,777,546)
         Inventories............................................................            131,609               286,118
        Prepaid expenses and other assets.......................................            750,861              (234,725)
        Accounts payable........................................................         (3,526,276)            2,030,679
        Accrued expenses........................................................             38,242            (2,986,154)
        Income taxes............................................................            (74,754)              149,522
                                                                                    ---------------      ----------------
           Net cash provided by operating activities.............................            40,944             7,784,398
                                                                                    ----------------     ----------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................         (4,007,064)           (5,366,080)
  Cash outflows for acquisitions................................................         (1,766,210)             (825,433)
                                                                                    ----------------      ----------------
     Net cash used in investing activities......................................         (5,773,274)           (6,191,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt............................................          5,500,000
  Payment of debt issuance costs................................................           (336,992)
  Repayment of debt.............................................................         (5,782,743)           (3,216,420)
  Proceeds from the issuance of preferred stock and warrants,
    net of expenses.............................................................          4,895,337
                                                                                    ---------------       ---------------

     Net cash provided by (used in) financing activities........................          4,275,602            (3,216,420)
                                                                                    ---------------       ---------------

  DECREASE IN CASH AND CASH EQUIVALENTS.........................................         (1,456,728)           (1,623,535)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................................          1,691,762             1,987,732
                                                                                    ---------------       ---------------

   CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................    $       235,034       $       364,197
                                                                                    ===============       ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.......................................................    $     9,425,237       $     9,088,421
                                                                                    ===============       ===============

   Cash paid (refunded) for income taxes........................................    $       170,996       $       (96,390)
                                                                                    ===============       ===============
NONCASH TRANSACTIONS:
   Dividends payable............................................................    $       357,431       $       437,000
                                                                                    ===============       ===============

   Stock issued for acquisition of assets.......................................    $       150,000       $             -
                                                                                    ===============       ===============


                 See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       CONSOLIDATED FINANCIAL STATEMENTS


        The consolidated financial statements as of June 30, 2000 for the three -month and six-month periods ended June 30, 1999 and 2000 of Evercom, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit.

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

     Revenue Recognition

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. In March 2000, SAB 101 was amended by SAB 101A which delayed the implementation date of SAB 101 for calendar year end reporting companies to the quarter ending June 30, 2000. In June 2000, SAB 101 was amended a second time by SAB 101B further delaying the implementation date to no later than the quarter ending December 31, 2000. The Company is currently evaluating SAB 101 and does not believe SAB 101 will have a material effect on its revenues and results of operations.

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

      Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating SFAS No. 133 and does not believe its adoption will have a material effect on the consolidated financial statements.

Accounts Receivable


        Accounts receivable consist of the following:


                                                                                   December 31,           June 30,
                                                                                      1999                  2000
                                                                                  ---------------      -------------
                                                                                                        (Unaudited)
Trade accounts receivable....................................................     $    38,384,376      $    41,421,816
Advance commissions receivable...............................................           1,870,475              925,510
Receivables related to acquisitions..........................................             226,015              226,015
Recoverable Universal Service Fund fees......................................           1,123,165              791,209
Employees and other..........................................................             251,419               86,892
                                                                                    -------------      ---------------
                                                                                       41,855,450           43,451,442

Less allowance for unbillable and
  uncollectible chargebacks..................................................          (3,592,618)          (3,411,064)
                                                                                    -------------      ---------------
                                                                                  $    38,262,832      $    40,040,378
                                                                                  ===============      ===============



     At December 31, 1999 and June 30, 2000, the Company had advanced commissions to certain inmate facilities of $2,100,149 and $1,104,413 (unaudited), which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.


3.PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                   December 31,           June 30,
                                                                                       1999                 2000
                                                                                  -------------        -------------
                                                                                                        (Unaudited)
Leasehold improvements.......................................................     $     913,420        $     940,661
Telephone system equipment...................................................        39,666,667           43,463,693
Vehicles.....................................................................           429,460              430,548
Office equipment.............................................................         2,540,215            2,683,441
                                                                                  -------------        -------------
                                                                                     43,549,762           47,518,343
Less accumulated depreciation................................................       (15,174,405)         (19,189,427)
                                                                                  -------------        -------------
                                                                                  $  28,375,357        $  28,328,916
                                                                                  =============        =============

4.   INTANGIBLE AND OTHER ASSETS

       Intangible and other assets consist of the following:


                                                                                   December 31,          June 30,
                                                                                       1999                2000
                                                                                  -------------        -------------
                                                                                                        (Unaudited)
Intangible assets:
     Acquired telephone contracts............................................     $  67,761,060        $  69,156,034
     Noncompete agreements...................................................           568,611              568,611
     Deferred loan costs.....................................................         8,636,059            8,636,059
     Goodwill................................................................        84,530,834           84,530,834
     Other intangibles.......................................................           766,502              769,027
                                                                                  -------------        -------------
                                                                                  $ 162,263,066        $ 163,660,565
   Less accumulated amortization.............................................       (65,195,703)         (74,251,250)
                                                                                  -------------        -------------
Total intangible assets......................................................        97,067,363           89,409,315
Deposits.....................................................................           431,996              438,931
Other assets - noncurrent portion of commission advances to facilities.......           229,674              178,903
                                                                                  -------------        -------------
                                                                                  $  97,729,033        $  90,027,149
                                                                                  =============        =============


5.  ACCRUED EXPENSES


     Accrued expenses consist of the following:


                                                                                   December 31,           June 30,
                                                                                       1999                 2000
                                                                                  -------------        -------------
                                                                                                        (Unaudited)

          Facility commissions...............................................     $   7,303,783        $   7,688,743
          Billing and collection fees........................................         1,411,127            1,597,255
          Uncollectible call chargebacks.....................................         4,554,260            1,596,711
          Accrued acquisition and financing costs............................         1,493,164            1,013,548
          Accrued interest...................................................            64,782              117,534
          Accrued excise taxes payable.......................................         1,847,889            1,685,946
          Accrued dividends on preferred stock...............................         1,268,432            1,705,433
          Accrued restructure costs..........................................            17,796
          Accrued payroll and bonuses........................................         1,689,438            1,031,557
          Other..............................................................         1,550,792            1,735,967
                                                                                  -------------        -------------
                                                                                  $  21,201,463        $  18,172,694
                                                                                  =============        =============


     The accrual for uncollectible call chargebacks represents a reserve for amounts collected from the various local exchange carriers ("LECs") or third-party billing services that are expected to be charged back to the Company in future periods.

6. LONG-TERM DEBT

     The following is a summary of long-term debt:


                                                                                  December 31,           June 30,
                                                                                      1999                 2000
                                                                                  ------------         -------------
                                                                                                        (Unaudited)
          Senior Notes.......................................................     $ 115,000,000        $ 115,000,000
          Senior Credit Facility:
               Revolving loan facility.......................................        11,500,000           14,500,000
               Term loan acquisition facility................................        39,875,000           33,687,500
               Additional term loan facility.................................         5,500,000            5,500,000
          Other   ...........................................................            86,234               57,314
                                                                                  -------------        -------------
                                                                                    171,961,234          168,744,814
          Less current portion of long-term debt.............................       (12,434,468)         (13,119,814)
                                                                                  -------------        -------------
                                                                                  $ 159,526,766        $ 155,625,000
                                                                                  =============        =============



     Under the terms of the Senior Credit Facility, the term loan acquisition facility is due in quarterly installments of $3,093,750, increasing to $3,437,500 on March 31, 2001, with the remaining unpaid balance due on December 31, 2002. The additional term loan facility is due on December 31, 2002.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Company's revolving and term loan agreement (the "Senior Credit Facility"). At June 30, 2000, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the London Interbank Offering Rate ("LIBOR") portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.


7.       SUBSEQUENT EVENT

     On August 9, 2000, the Company's Senior Credit Facility group of lenders approved an amendment to provide an additional $7.5 million term loan facility to the Company under the Senior Credit Facility. $5.0 million of this additional term facility will be immediately available to the Company and the remaining $2.5 million will be available in the first quarter of 2001 if the Company achieves $40.0 million of EBITDA for the fiscal year ending December 31, 2000. All borrowings under this additional term facility will be due on December 31, 2002. The amendment increases the interest rate on all previously existing debt balances under the Senior Credit Facility by 0.25%. The interest rate on borrowings under the new term facility will be LIBOR plus 4.0%. The amendment increases the Company's letter of credit facility under the revolving portion of the Senior Credit Facility from $5.0 million to $10.0 million but does not increase the Company's total borrowing capacity under the revolving portion of the Senior Credit Facility. The Company negotiated this amendment to provide additional capital for new business opportunities and to increase its working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below included forward-looking statements that involve risks and uncertainties. See "Special Note Regarding Forward-Looking Information; Risk Factors."

Overview


       The Company is a provider of collect, prepaid, and debit calling services to local, county, state, and private correctional facilities in the U.S. The Company derives substantially all of its revenues from its operation of inmate telecommunications systems located in correctional facilities in 44 states.


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

       The Company accumulates call activity data from its various installations and bills its revenues related to this call activity through LEC's or through third-party billing services. In addition, the Company accrues the related telecommunications costs for validating, transmitting, billing and collection, and line and long-distance charges, along with commissions payable to the facilities, and allowances for uncollectible accounts based on historical experience.

       The Company's traditional inmate business consists of collect, prepaid, and debit calling services provided to correctional facilities. The Company also provides validation, billing, and collection services for the inmate calls of a major regional bell operating company ("RBOC"). Under the terms of the agreement, the Company acquires at a discount the related accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. The contract term is three years and has no minimum volume commitment. The Company pays no facility commissions under this agreement. In August 1999, the Company began providing validation, billing and collection services to a second inmate telecommunications provider. Under this agreement the Company charges this customer a transaction fee and charges back all uncollectible accounts to the customer.

     The Company's principle operating expenses consist of (i) telecommunications costs; (ii) commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net revenues,
(iii) field operations and maintenance costs, which consist primarily of field service on the Company's installed base of inmate telephones; and (iv) selling general and administrative ("SG&A") costs.

     Telecommunications Costs. The principle components of telecommunication costs are long distance transmission costs, local access costs, third party billing costs, and costs of uncollectible accounts. Historically, long distance costs have consisted of charges for minutes of use purchased from interexchange carriers ("IXCs"). The Company has also entered into agreements to lease lines connecting urban areas and correctional facilities. Local access charges consist of monthly line and usage charges paid to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, and on a per message or per minute usage rate based on the time and duration of the call. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. Expenses associated with uncollectible accounts are a significant cost in providing inmate telecommunications services.


     Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with the facility, and in some cases are subject to monthly minimum amounts. Commission rates are one of the primary bases of competition for obtaining and retaining contracts. The Company's ability to offer increasingly attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for larger facilities have higher commission rates, but these higher commission rates are typically offset by lower network charges, field maintenance, and SG&A expenses as a percentage of revenue. The commission rates paid by the Company have increased in each period, from 30.1% for the quarter ended June 30, 1999 to 32.2% for the quarter ended June 30, 2000. This increase is due primarily to higher facility commissions on renewals and new business. Commission rates are expected to gradually increase as a percentage of revenues in the future.


Field Operations and Maintenance. Field operations and maintenance consist of maintenance costs associated with inmate phones and related equipment.

Selling, General and Administrative. SG&A expenses consist of corporate overhead and selling expenses.

Results of Operations

       The following table sets forth, for the three months and six months ended June 30, 1999 and 2000, respectively, the results of operations of the Company.



                                        Three Months Ended June 30,                Six Months Ended June 30,
                              ------------------------------------------- -------------------------------------------
                                      1999                 2000                   1999                 2000
                              ------------------------------------------- -------------------------------------------

(Dollars in thousands)

Operating Revenue . . . . .      $60,160    100.0 %   $58,786    100.0 % $ 119,335    100.0%  $ 118,058    100.0 %
Operating Expenses:
   Telecommunications
     costs . . . . . . . . .      26,451     44.0      23,947     40.7      53,313     44.7      48,654     41.2
   Facility commissions . .       18,085     30.1      18,950     32.2      36,113     30.3      37,728     32.0
   Field operations and
     maintenance . . . . . .       1,706      2.8       1,546      2.6       3,343      2.8       3,277      2.8
   Selling, general and
     administrative . . .          4,317      7.2       4,505      7.6       8,639      7.2       8,888      7.5
 .
   Depreciation . . . . .          1,758      2.9       2,048      3.5       3,465      2.9       4,015      3.4
 .
   Amortization of
     intangibles. . . . . .        5,575      9.2       4,057      6.9      11,337      9.5       8,531      7.2
                                 -------    -----     -------    -----   ---------    -----   ---------    -----
      Total operating
          expenses. . . . .       57,892     96.2      55,053     93.6     116,210     97.4     111,093     94.1
                                 -------    -----     -------    -----   ---------    -----   ---------    -----

Operating income . . . . .         2,268      3.8       3,733      6.4       3,125      2.6       6,965      5.9
Interest expense, net. . .         4,857      8.1       4,768      8.1       9,737      8.1       9,666      8.2
                                 -------    -----     -------    -----   ---------    -----   ---------    -----

Loss before income taxes .        (2,589)    (4.3)     (1,035)    (1.7)     (6,612)    (5.5)     (2,701)    (2.3)
Income tax expense . . . .            82      0.1          32      0.1          96      0.1          53      0.0
                                 -------    -----     -------    -----   ---------    -----   ---------    -----

Net loss . . . . . . . . .       $(2,671)    (4.4)%   $(1,067)    (1.8)% $  (6,708)    (5.6)% $  (2,754)    (2.3)%
                                 =======    =====     =======    =====   =========    =====   =========    =====
EBITDA . . . . . . . . . .       $ 9,601     16.0 %   $ 9,838     16.7 %   $17,927     15.0 % $  19,511     16.5 %
                                 =======    =====     =======    =====   =========    =====   =========    =====


       Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999.


     Operating Revenues. The Company's operating revenues decreased by $1.4 million, or 2.3%, from $60.2 million for the three months ended June 30, 1999 to $58.8 million for the three months ended June 30, 2000. The decrease in operating revenue was due in part to enhanced validation procedures, which are a direct result of the Company's recent system integrations. Validation is designed to reduce the Company's exposure to bad debt by denying access to calls to customers with higher credit risk, thereby reducing revenue along with bad debt expense. The variance was also caused by the loss of certain contracts to service inmate facilities as a result of market competition. These declines were partially offset by new business won by the Company during the period and by the acquisition of substantially all of the net assets of the inmate payphone divisions of Alliance Tel-Com, Inc., KR&K, Inc., U.S. Connect, Inc., Telecommunications, Inc., and Lake-Tel, Inc. (collectively "Alliance") on June 1, 1999.


       Operating Expenses. Total operating expenses decreased $2.8 million, from $57.9 million for the three months ended June 30, 1999 to $55.1 million for the three months ended June 30, 2000. Operating expenses as a percentage of operating revenues decreased 2.6% from 96.2% for the three months ended June 30, 1999 to 93.6% for the three months ended June 30, 2000. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

       Telecommunication costs decreased by $2.5 million, from $26.4 million for the three months ended June 30, 1999 to $23.9 million for the three months ended June 30, 2000. Telecommunications costs represented 44.0% of operating revenues for the three months ended June 30, 1999 and 40.7% of operating revenues for the three months ended June 30, 2000. The decrease in telecommunications costs as a percentage of operating revenues is primarily due to i) a decline in bad debt expense as a result of enhanced validation due to the Company's recent system integrations and ii) savings generated from new long distance contracts.

       Facility commissions increased by $0.9 million, from $18.1 million for the three months ended June 30, 1999 to $19.0 million for the three months ended June 30, 2000. Facility commissions represented 30.1% of operating revenues for the three months ended June 30, 1999 and 32.2% of operating revenues for the three months ended June 30, 2000, an increase of 2.1%. Commission expense as a percentage of revenue for the Company's traditional inmate business was 33.7% and 36.1% for the three months ended June 30, 1999 and 2000, respectively. This increase is due to competition for new business and increased commission rates on renewals. Commission rates are expected to gradually increase in the future.

       Field operations and maintenance costs were $1.7 million for the three months ended June 30, 1999 and $1.5 million for the three months ended June 30, 2000. Field operations and maintenance costs represented 2.8% of operating revenues for the three months ended June 30, 1999, and 2.6% of operating revenues for the three months ended June 30, 2000, a decrease of 0.2%. The decrease as a percentage of operating revenues is primarily due to office consolidations and system integrations.

       SG&A costs increased by $0.2 million, from $4.3 million for the three months ended June 30, 1999 to $4.5 million for the three months ended June 30, 2000. SG&A represented 7.2% of operating revenues for the three months ended June 30, 1999 and 7.6% of operating revenues for the three months ended June 30, 2000, an increase of 0.4%. The increase is primarily due to increased staffing to support enhancements to the Company's information systems and to execute new sales initiatives.

       Depreciation and amortization costs decreased by $1.2 million, from $7.3 million for the three months ended June 30, 1999 to $6.1 million for the three months ended June 30, 2000. Depreciation and amortization costs represented 12.1% of operating revenues for the three months ended June 30,1999 and 10.4% of operating revenues for the three months ended June 30,2000, a decrease of 1.7%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

     Operating Income. The Company's operating income increased by $1.4 million, from $2.3 million for the three months ended June 30,1999 to $3.7 million for the three months ended June 30, 2000, substantially due to the factors described above. The Company's operating income margin increased from 3.8% for the three months ended June 30,1999 to 6.4% for the three months ended June 30,2000, primarily as a result of the factors described above.

       Interest Expense. Interest expense decreased from $4.9 million for the three months ended June 30,1999 to $4.8 million for the three months ended

June 30,2000. This decrease is primarily due to lower average debt outstanding during the three months ended June 30, 2000.

       Net Loss. The Company's net loss decreased by $1.6 million, from $2.7 million for the three months ended June 30,1999 to $1.1 million for the three months ended June 30,2000, primarily as a result of the factors described above.

     EBITDA . Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") increased from $9.6 million for the three months ended June 30,1999 to $9.8 million for the three months ended June 30,2000. EBITDA as a percentage of operating revenues increased from 16.0% for the three months ended June 30,1999 to 16.7% for the three months ended June 30,2000, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in the Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating income. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Operating Revenues. The Company's operating revenues decreased by $1.2 million, or 1.0%, from $119.3 million for the six months ended June 30,1999 to $118.1 million for the six months ended June 30,2000. The decrease in operating revenues was due to i) the loss of the State of Alabama contract which contributed $1.3 million of revenue during the six months ended June 30, 1999,
ii) enhanced validation procedures, which are a result of the Company's recent system integrations and iii) the loss of certain contracts to service inmate facilities as a result of market competition. These decreases were partially offset by new business won by the Company during the period and by the acquisition of Alliance on June 1, 1999.

       Operating Expenses. Total operating expenses decreased $5.1 million, from $116.2 million for the six months ended June 30, 1999 to $111.1 million for the six months ended June 30, 2000. Operating expenses as a percentage of operating revenues decreased 3.3% from 97.4% for the six months ended June 30, 1999 to 94.1% for the six months ended June 30, 2000. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

       Telecommunications costs decreased by $4.6 million, from $53.3 million for the six months ended June 30, 1999 to $48.7 million for the six months ended June 30, 2000. Telecommunications costs represented 44.7% of operating revenues for the six months ended June 30, 1999 and 41.2% of operating revenues for the six months ended June 30, 2000. The decrease in telecommunication costs as a percentage of operating revenues is primarily due to i) savings generated from new long distance contracts and ii) a decline in bad debt expense as a result of enhanced validation due to the Company's recent system integrations.

     Facility commissions increased by $1.6 million, from $36.1 million for the six months ended June 30, 1999 to $37.7 million for the six months ended

June 30, 2000. Facility commissions represented 30.3% of operating revenues for the six months ended June 30, 1999 and 32.0% of operating revenues for the six months ended June 30, 2000, an increase of 1.7%. Commission expense as a percentage of revenue for the Company's traditional inmate business was 33.8% and 35.6% for the six months ended June 30, 1999 and 2000, respectively. This increase is due to competition for new business and increased commission rates on renewals. Commission rates are expected to gradually increase in the future.

       Field operations and maintenance costs were $3.3 million representing 2.8% of revenue for the six months ended June 30, 1999 and 2000, respectively.

       SG&A costs increased by $0.3 million, from $8.6 million for the six months ended June 30, 1999 to $8.9 million for the six months ended June 30, 2000. SG&A represented 7.2% of operating revenues for the six months ended June 30, 1999 and 7.5% of operating revenues for the six months ended June 30, 2000, an increase of 0.3%. This increase is primarily due to increased staffing to support enhancements to the Company's information systems and to execute new sales initiatives. Additionally, the Company spent $0.2 million during the six months ended June 30, 2000 for executive search fees.

       Depreciation and amortization costs decreased by $2.3 million, from $14.8 million for the six months ended June 30, 1999 to $12.5 million for the six months ended June 30, 2000. Depreciation and amortization costs represented 12.4% of operating revenues for the six months ended June 30, 1999 and 10.6% of operating revenues for the six months ended June 30, 2000, a decrease of 1.8%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

     Operating Income. The Company's operating income increased by $3.9 million, from $3.1 million for the six months ended June 30, 1999 to $7.0 million for the six months ended June 30, 2000, substantially due to the factors described above. The Company's operating income margin increased from 2.6% for the six months ended June 30, 1999 to 5.9% for the six months ended June 30, 2000, primarily as a result of the factors described above.

Interest Expense. Interest expense was $9.7 million for the six months ended June 30, 1999 and 2000, respectively.

       Net Loss. The Company's net loss decreased by $3.9 million, from $6.7 million for the six months ended June 30, 1999 to $2.8 million for the six months ended June 30, 2000, primarily as a result of the factors described above.

     EBITDA. EBITDA increased by $1.6 million from $17.9 million for the six months ended June 30, 1999 to $19.5 million for the six months ended June 30, 2000. EBITDA as a percentage of operating revenues increased from 15.0% for the six months ended June 30, 1999 to 16.5% for the six months ended June 30, 2000, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in the Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating income. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Liquidity and Capital Resources


     The Company expects that its principal sources of liquidity will be cash flow from operations and borrowings under the Senior Credit Facility. On August 9, 2000, the Company's Senior Credit Facility group of lenders approved an amendment to provide an additional $7.5 million term loan facility to the Company under the Senior Credit Facility. $5.0 million of this additional term facility will be immediately available to the Company and the remaining $2.5 million will be available in the first quarter of 2001 if the Company achieves $40.0 million of EBITDA for the fiscal year ending December 31, 2000. All borrowings under this additional term facility will be due on December 31, 2002. The amendment increases the interest rate on all previously existing debt balances under the Senior Credit Facility by 0.25%. The interest rate on borrowings under the new term facility will be LIBOR plus 4.0%. The amendment increases the Company's letter of credit facility under the revolving portion of the Senior Credit Facility from $5.0 million to $10.0 million but does not increase the Company's total borrowing capacity under the revolving portion of the Senior Credit Facility. The Company negotiated this amendment to provide additional capital for new business opportunities and to increase its working capital. The Company anticipates that its principal uses of liquidity will be to provide working capital, fund capital investments, and meet debt service requirements. Management expects that cash flow from operations, along with additional borrowings under existing credit facilities, will be sufficient to meet the Company's operating requirements for the next twelve months. The Company currently anticipates that interest payments will be required of approximately $18.3 million and $16.5 million for each of the fiscal years ending December 31, 2000 and December 31, 2001, respectively, under the terms of the Senior Notes and the Senior Credit Facility. As of June 30, 2000, the Company had approximately $8.7 million of unused borrowing capacity under the Senior Credit Facility. The Company anticipates that its primary capital expenditures for the remainder of 2000 will be approximately $6.9 million for capital items required to implement new contracts and contract renewals entered into by the Company, upgrades of internal systems, and capital expenditures associated with acquisitions in prior years. Total capital expenditures for the fiscal year ending December 31, 2000 are expected to be $13.1 million.


       In March 1999, the Company raised $5.0 million of equity from its existing stockholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series "A" Stock and a warrant to acquire one share of the Company's Class "A" common stock for $1,000 per share.

     The First Preferred Series "A" Stock is entitled to receive dividends at the applicable First Preferred Series "A" Rate, payable quarterly. Dividends are payable out of funds legally available therefore, will be payable only when, as, and if declared by the Company's Board of Directors, shall be cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series "A" Rate until paid. The First Preferred Series "A" Rate is eight percent per annum through March 31, 2001, will be ten percent per annum from April 1, 2001 through June 30, 2001, and thereafter will increase by 0.5% for each additional three month period, up to a maximum of 16% per annum. The First Preferred Series "A" Stock ranks senior to all classes of common stock but ranks junior to the Senior Preferred Stock with respect to dividend rights and rights upon liquidation. The warrants have a strike price of $1,000 per share and will expire if not exercised before December 31, 2007. As a result of the issuance of the First
Preferred Series "A" Stock and warrants, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waived the lenders' rights to the proceeds raised by the Company from the issuance.

       In conjunction with the March 1999 equity offering, the preferred dividend rates on the Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series "A" Stock.

       Also in March 1999, and in conjunction with the issuance of First Preferred Series "A" Stock and warrants, the Company amended its Senior Credit Facility. The amendment increased the Company's borrowing capacity under the term loan facility of the Senior Credit Facility by $5.5 million, which bears interest at similar rates to the existing borrowings under the Senior Credit Facility. The Company borrowed the additional $5.5 million in March 1999 and concurrently repaid $5.0 million under the revolving loan facility of the Senior Credit Facility.

       Net cash provided by operating activities was $0.1 million for the six months ended June 30, 1999, as compared to $7.8 million for the six months ended June 30, 2000. This increase was due to a $1.7 million increase in operating income before consideration of depreciation and amortization coupled with a $6.1 million increase due to the timing of certain cash receipts and disbursements. During the six months ended June 30, 2000, the Company's LECs increased reserves for uncollectible chargebacks, thereby reducing cash payments to the Company for receivable collections. The Company expects the LECs to continue this trend over the remaining quarters of 2000.

       Cash used in investing activities was $5.8 million for the six months ended June 30, 1999, as compared to $6.2 million for the six months ended June 30, 2000, consisting primarily of both cash outflows for investments in new business and customer contract renewals and the payments of $1.8 million and $0.8 million, respectively, of acquisition costs relating to the acquisitions made by the Company in prior years.

     Cash provided by financing activities was $4.3 million for the six months ended June 30, 1999, as compared to cash used of $3.2 million for the six months ended June 30, 2000. Cash used by financing activities during the six months ended June 30, 2000 consisted primarily of principal repayments under the Senior Credit Facility. Cash provided by financing activities for the six months ended June 30, 1999 consisted of funds raised through the issuance of the First Preferred Series "A" Stock, proceeds from borrowings under the Senior Credit Facility, offset by principal repayments of borrowings under the Senior Credit Facility.

     The Senior Credit Facility, as amended on August 9, 2000 consists of (a) a $55.0 million term loan acquisition facility all of which has been borrowed and upon which $21.3 million of scheduled principal payments had been made as of June 30, 2000, (b) $13.0 million of additional term loan facilities of which $5.5 million has been borrowed as of June 30, 2000, with $5.0 million being currently available, and $2.5 million becoming available by March 31, 2001 subject to certain financial performance being achieved as described further herein, and (c) a $25.0 million revolving loan facility (which includes a $10.0 million letter of credit facility) upon which $14.5 million had been borrowed as of June 30, 2000. Scheduled principal payments under the term loan facilities may not be reborrowed. Amounts borrowed under the Senior Credit Facility bear interest, at the option of the

Company, at either (i) the Base Rate (i.e., the higher of Canadian Imperial Bank of Commerce's ("CIBC") reference rate or the overnight federal funds rate plus 0.5%) plus a margin that varies from 100 to 225 basis points, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior Credit Facility); or (ii) the LIBOR plus a margin that varies from 225 to 400 basis points, depending on the Company's Total Debt to EBITDA Ratio.

     The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBOR loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Remaining scheduled principal payments of outstanding balances on the term loan facilities as of June 30, 2000 are approximately $6.2 million, $13.8 million and $19.2 million during the years ended December 31, 2000, 2001, and 2002, respectively. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

       On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Senior Credit Facility. At June 30, 2000, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

     As of August 10th, 2000, the Company had $13.7 million of available borrowing capacity under the Senior Credit Facility, including $5.0 million of capacity under the new term facility.

     As of June 30,  2000,  the  Company  had  approximately  $169.1  million of
indebtedness   outstanding,   including  the  current  portion,   a  deficit  in
stockholders' equity of $46.2 million, and $0.4 million of cash.

     As of June 30, 2000, the Company's indebtedness included (i) $115.0 million of 11.0% Senior Notes due 2007 (the "Senior Notes"), (ii) $53.7 million of indebtedness under the Senior Credit Facility, and (iii) $0.4 million of other indebtedness.

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

Changes in Accounting Standards

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB101"), Revenue Recognition in Financial Statements. In March 2000, SAB 101 was amended by SAB 101A which delayed the implementation date of SAB 101 for calendar year end reporting companies to the quarter ending June 30, 2000. In June 2000, SAB 101 was amended a second time by SAB 101B further delaying the implementation date to no later than the quarter ending December 31, 2000. The Company is currently evaluating SAB 101 and does not believe SAB 101 will have a material effect on its revenues and results of operations.


     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, and requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect of SFAS No. 133 and does not believe its adoption will have a material effect on the consolidated financial statements.

Special Note Regarding Forward-Looking Information

     Certain statements in this Quarterly Report Form 10-Q constitute forward-looking statements. These forward-looking statements are all statements that are not statements of historical fact or that might otherwise be considered opinion, belief, or projection. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. The risks, uncertainties, and other factors to which forward-looking statements are subject include, among others, those set forth under the caption "Risk Factors" in the Company's Form 10-Q filed on May 12, 1999, which is available from the Company, from the Securities and Exchange Commission at prescribed rates, and at the web-site www.sec.gov. Such factors include without limitation, the following: competitors with greater resources; risks associated with market growth stagnating or declining; lack of patents and possible infringement; technological change and new services; control by principal shareholders; changes in the telecommunications industry; availability of key personnel; and changes in or the failure to comply with, governmental regulations. All subsequent written or oral forward-looking statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by such factors.

     In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, as a result of the foregoing and other factors, no assurance can be given as to the future results, levels of activity, performance, or achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to the Company on the date hereof, and the Company is under no duty to update any of the forward-looking statements after the date hereof.

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

         From time to time, inmate telecommunications providers are parties to proceedings initiated by inmates, consumer protection advocates or individual called parties alleging that excessive rates are being charged with respect to inmate collect calls. The Company is currently named in such proceedings in various jurisdictions. The plaintiffs in such proceedings generally seek class action certification against all inmate telecommunications providers as defendants, with all recipients of calls from inmate facilities as plaintiffs. The Company recently obtained dismissal of one such proceeding and is seeking dismissal in the other proceedings in which it is named.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      None.



ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Exhibit
    No.                            Description of Exhibit
     3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference). 3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as of July 23, 1998 (filed as
          Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, dated as of August 14, 1998 and incorporated herein by reference).
     3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as February 11, 1999. (filed as Exhibit 3.4 to the Company's Quarterly Report on Form-10-Q dated as of May 12, 1999 and incorporated herein by reference).
     4.1 Indenture, dated as of June 27, 1997, between the Company and U.S. Trust Company of Texas, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.2 Form of Note (contained in Indenture filed as Exhibit 4.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.3  Form of Subsidiary  Guaranty  (contained in Indenture filed as Exhibit
          4.3 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.4 Registration Rights Agreement, dated as of June 27, 1997, between the Company and the Initial Purchaser (filed as Exhibit 4.4 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.5 Registration Rights Agreement, dated as of December 27, 1996m by and among the Company and certain Holders named therein (filed as Exhibit
          4.5 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.6 Shareholders Agreement, dated as December 27, 1996, by among the Company and certain Persons named therein (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.7 Warrant Agreement, dated as of December 27, 1996, between the Company and CIBC Wood Gundy Ventures, Inc. (filed as Exhibit 4.7 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.8 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.8 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.9 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.9 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.10 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.10 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.11 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.11 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.12 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.12 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.13 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.13 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.14 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.14 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.15 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.15 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.16 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.16 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.17 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.17 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.18 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.18 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.19 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.19 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.20 Form of  Warrant  Agreement,  dated as of March  12,  1999  (filed  as
          Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
     10.1*Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of August 9, 2000, by and among the Company, the Lenders (as defined therein), and Canadian Imperial Bank of Commerce, as Administrative Agent and Document Agent.
     27.1*Financial Data Schedule



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

                                        EVERCOM, INC.


                                        By:/s/  TERRY MATLACK

                                        Terry Matlack
                                        Chief Executive Officer



                                        By:/s/  KEITH KELSON

                                        Keith Kelson
                                        Chief Financial Officer



Date:  August 11, 2000