Form 10-Q
period 2000-09-30
EVERCOM INC
filed 2000-11-14
CIK 1030965

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] Quarterly report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

        As of September 30, 2000, 16,033 shares of Class A common stock, par value $0.01 per share, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

        Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q:

1.       Registration Statement on Form S-4 (File No. 333-33639);
2.       Quarterly Report on Form 10-Q, dated as of August 14, 1998;
3.       Quarterly Report on Form 10-Q, dated as of May 12, 1999; and
4.       Quarterly Report on Form 10-Q, dated as of August 11, 2000.

                                              EVERCOM, INC. AND SUBSIDIARIES

                                                     TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements...........................................      3

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................     11

Item 3.           Quantitative and Qualitative Disclosures about
                  Market Risk....................................................     21


                                                PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..............................................     22

Item 2.           Changes in Securities and Use of Proceeds......................     22

Item 3.           Defaults Upon Senior Securities................................     22

Item 4.           Submission of Matters to a Vote of Stockholders................     22

Item 5.           Other Information..............................................     22

Item 6.           Exhibits and Reports on Form 8-K...............................     23


>


PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                         EVERCOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                       December 31,            September 30,
                                                                                          1999                     2000
                                                                                      -------------            -------------
                                                                                                               (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..................................................     $    1,987,732            $     822,314
     Accounts receivable, net...................................................         38,262,832               38,787,830
     Refundable income taxes....................................................            364,204                  199,097
     Inventories................................................................          3,512,073                3,597,643
     Prepaid expenses and other current assets..................................            380,797                  694,317
     Deferred income tax asset..................................................          1,496,528                  664,514
                                                                                     --------------            -------------
          Total current assets..................................................         46,004,166               44,765,715
PROPERTY AND EQUIPMENT, NET.....................................................         28,375,357               27,745,613
INTANGIBLE AND OTHER ASSETS, NET................................................         97,729,033               88,419,030
                                                                                     --------------            -------------
     TOTAL                                                                           $  172,108,556            $ 160,930,358
                                                                                     ==============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable...........................................................     $   19,492,283            $  20,859,535
     Income taxes payable.......................................................            250,000                  189,132
     Accrued expenses...........................................................         21,201,463               20,117,251
     Current portion of long-term debt..........................................         12,434,468               13,453,566
                                                                                     --------------            -------------
          Total current liabilities.............................................         53,378,214               54,619,484
LONG-TERM DEBT..................................................................        159,526,766              152,187,500
OTHER LONG-TERM LIABILITIES.....................................................            705,000                  162,500
DEFERRED INCOME TAXES...........................................................          1,496,528                  664,514
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
      Preferred stock, Senior and First Preferred Series A, $.01 par value;
        6,000 and 5,000 shares authorized, 5,925 and 5,000 shares issued and outstanding, respectively (cumulative liquidation value of
        $5,925,000 and $5,000,000 respectively) as of December 31, 1999
        and September 30, 2000..................................................                109                      109
     Common stock, $.01 par value; 50,000 shares authorized, 16,433 shares
        issued and outstanding as of December 31, 1999 and September 30, 2000...                164                      164
     Additional paid-in capital.................................................         26,080,416               25,424,915
     Accumulated deficit........................................................        (69,078,641)             (72,128,828)
                                                                                      -------------            -------------
          Total stockholders' deficit...........................................        (42,997,952)             (46,703,640)
                                                                                      -------------            -------------
          TOTAL.................................................................     $  172,108,556            $ 160,930,358
                                                                                      =============            =============



                 See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)



                                                             Three Month Period                  Nine Month Period
                                                             Ended September 30,                Ended September 30,
                                                    -----------------------------------------------------------------------
                                                         1999               2000               1999               2000
                                                    --------------     --------------     --------------     --------------
OPERATING REVENUE . . . . . . . . . . . . . .       $   59,126,639     $   57,742,914     $  178,461,997     $  175,800,481
OPERATING EXPENSES: . . . . . . . . . . . . .
   Telecommunications costs . . . . . . . . .           24,404,796         23,069,692         77,717,419         71,723,497
   Facility commissions . . . . . . . . . . .           17,786,625         18,598,601         53,899,519         56,326,410
   Field operations and maintenance . . . . .            1,764,280          1,725,027          5,107,713          5,001,794
   Selling, general, and administrative . . .            4,233,144          4,416,322         12,871,682         13,304,697
   Depreciation . . . . . . . . . . . . . . .            1,836,722          2,071,508          5,302,114          6,086,530
   Amortization of intangibles . . . . . . .             5,310,427          3,347,335         16,647,884         11,878,101
                                                    --------------     --------------     --------------     --------------

      Total operating expenses . . . . . . .            55,335,994         53,228,485        171,546,331        164,321,029
                                                    --------------     --------------     --------------     --------------

OPERATING INCOME . . . . . . . . . . . . . .             3,790,645          4,514,429          6,915,666         11,479,452
INTEREST EXPENSE, NET. . . . . . . . . . . .             4,951,302          4,780,033         14,688,069         14,445,986
                                                    --------------     --------------     --------------     --------------

LOSS BEFORE INCOME TAXES . . . . . . . . . .            (1,160,657)          (265,604)        (7,772,403)        (2,966,534)
INCOME TAX EXPENSE . . . . . . . . . . . . .                69,656             30,518            165,898             83,653
                                                    --------------     --------------     --------------     --------------

NET LOSS . . . . . . . . . . . . . . . . . .        $   (1,230,313)    $     (296,122)    $   (7,938,301)    $   (3,050,187)
PREFERRED STOCK DIVIDEND AND ACCRETION
  OF DISCOUNT. . . . . . . . . . . . . . . .               364,885            370,535            867,357          1,107,269
                                                    --------------     --------------     --------------     --------------

NET LOSS APPLICABLE TO COMMON STOCK. . . . .        $   (1,595,198)    $     (666,657)    $   (8,805,658)    $   (4,157,456)
                                                    ==============     ==============     ==============     ==============



                 See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                                Nine Month Period
                                                                                               Ended September 30,
                                                                                        -----------------------------------
                                                                                             1999                 2000
                                                                                        --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                              $   (7,938,301)      $   (3,050,187)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation...............................................................             5,302,114            6,086,530
     Amortization of intangible assets, including deferred
      financing costs  .........................................................            17,414,720           12,678,922
     Changes in operating assets and liabilities, net of
      effects of acquisitions:
        Accounts receivable  ....................................................            1,631,061             (524,998)
        Inventories ............................................................              (439,376)             (85,570)
        Prepaid expenses and other assets.......................................               720,751             (212,879)
        Accounts payable........................................................            (3,806,036)           1,367,252
        Accrued expenses........................................................             2,507,941             (990,845)
        Income taxes............................................................                (9,889)             104,239
                                                                                        --------------       --------------

          Net cash provided by operating activities.............................            15,382,985           15,372,464
                                                                                        --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..........................................................            (5,784,516)          (8,105,921)
  Cash outflows for acquisitions................................................            (2,434,909)          (1,729,607)
                                                                                           -----------       --------------

     Net cash used in investing activities......................................            (8,219,425)          (9,835,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt............................................             5,500,000            5,000,000
  Payment of debt issuance costs................................................              (336,992)            (382,186)
  Repayment of debt.............................................................           (15,093,360)         (11,320,168)
  Proceeds from the issuance of preferred stock and warrants,
    net of expenses.............................................................             4,895,337
                                                                                        --------------       --------------

     Net cash used in financing activities......................................            (5,035,015)          (6,702,354)
                                                                                        --------------       --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................               2,128,545           (1,165,418)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD................................               1,691,762            1,987,732
                                                                                        --------------       --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................           $    3,820,307       $      822,314
                                                                                        ==============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.......................................................        $   10,718,189       $   10,317,573
                                                                                        ==============       ==============

   Cash paid (refunded) for income taxes........................................        $      175,787       $      (20,586)
                                                                                        ==============       ==============

NONCASH TRANSACTIONS:
   Dividends payable............................................................        $      575,931       $      665,501
                                                                                        ==============       ==============

   Stock issued for acquisition of assets.......................................        $      150,000       $            -
                                                                                        ==============       ==============

                 See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 1999 and 2000 of Evercom, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit.


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



      Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS

No. 133 requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company expects that the derivative identified to date will result in a cash flow hedge which will require the Company to record the derivative asset or liability at fair value on its statement of financial position with an offset in Other Comprehensive Income to the extent the hedge is effective. The Company continues to evaluate the impact of SFAS No. 133 as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting and the transition adjustment on the Company's financial position and results of operations has yet to be determined.

2. Accounts Receivable


        Accounts receivable consist of the following:


                                                                                         December 31,        September 30,
                                                                                             1999                2000
                                                                                                              (Unaudited)
                                                                                        --------------      --------------

Trade accounts receivable....................................................           $   38,384,376      $   38,705,285
Advance commissions receivable...............................................                1,870,475           1,932,290
Receivables related to acquisitions..........................................                  226,015             226,015
Recoverable Universal Service Fund fees......................................                1,123,165             491,242
Employees and other..........................................................                  251,419              41,081
Less allowance for unbillable and                                                       --------------      --------------
                                                                                        $   41,855,450          41,395,913
Less allowance for unbillable and
uncollectible chargebacks..................................................                 (3,592,618)         (2,608,083)
                                                                                        --------------      --------------
                                                                                        $   38,262,832      $   38,787,830
                                                                                        ==============      ==============



     At December 31, 1999 and September 30, 2000, the Company had advanced commissions to certain inmate facilities of $2,100,149 and $2,070,416 (unaudited), which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

3. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:



                                                                                         December 31,        September 30,
                                                                                             1999                2000
                                                                                        --------------      --------------
                                                                                                             (Unaudited)

Leasehold improvements.......................................................           $      913,420      $      944,292
Telephone system equipment...................................................               39,666,667          44,907,845
Vehicles.....................................................................                  429,460             430,548
Office equipment.............................................................                2,540,215           2,723,863
                                                                                        --------------      --------------
                                                                                            43,549,762          49,006,548
Less accumulated depreciation................................................              (15,174,405)        (21,260,935)
                                                                                        --------------      --------------
                                                                                        $   28,375,357         $27,745,613
                                                                                        ==============      ==============



4. INTANGIBLE AND OTHER ASSETS

       Intangible and other assets consist of the following:


                                                                                         December 31,        September 30,
                                                                                             1999                2000
                                                                                        --------------      --------------
                                                                                                             (Unaudited)
Intangible assets:
     Acquired telephone contracts................................................       $   67,761,060      $   70,845,909
     Noncompete agreements.......................................................              568,611             568,611
     Deferred loan costs.........................................................            8,636,059           9,018,245
     Goodwill....................................................................           84,530,834          84,530,834
     Other intangibles...........................................................              766,502             769,027
                                                                                        --------------      --------------
                                                                                           162,263,066         165,732,626
   Less accumulated amortization.................................................          (65,195,703)        (77,874,625)
                                                                                        --------------      --------------
Total intangible assets..........................................................           97,067,363          87,858,001
Deposits.........................................................................              431,996             422,903
Other assets - noncurrent portion of commission advances to facilities...........              229,674             138,126
                                                                                        --------------      --------------
                                                                                        $   97,729,033      $   88,419,030
                                                                                        ==============      ==============



5.  ACCRUED EXPENSES


     Accrued expenses consist of the following:



                                                                                         December 31,        September 30,
                                                                                             1999                2000
                                                                                        --------------      --------------
                                                                                                             (Unaudited)

          Facility commissions...............................................           $    7,303,783      $    7,826,934
          Billing and collection fees........................................                1,411,127           1,648,473
          Uncollectible call chargebacks.....................................                4,554,260
          Accrued acquisition and financing costs............................                1,493,164             744,296
          Accrued interest...................................................                   64,782           3,392,374
          Accrued excise taxes payable.......................................                1,847,889           1,508,570
          Accrued dividends on preferred stock...............................                1,268,432           1,923,933
          Accrued restructure costs..........................................                   17,796
          Accrued payroll and bonuses........................................                1,689,438           1,521,245
          Other..............................................................                1,550,792           1,551,426
                                                                                        --------------      --------------
                                                                                        $   21,201,463      $   20,117,251
                                                                                        ==============      ==============


     The accrual for uncollectible call chargebacks represented a reserve for amounts collected from the various local exchange carriers ("LECs") or third-party billing services that were expected to be charged back to the Company in future periods. At September 30, 2000, no accrual for uncollectible call chargebacks is required because all LECs and third-party billing services have established reserves to cover future chargebacks by withholding funds from the Company.

6. LONG-TERM DEBT

     The following is a summary of long-term debt:



                                                                                         December 31,        September 30,
                                                                                             1999                2000
                                                                                        --------------      --------------
                                                                                                             (Unaudited)

          Senior Notes.......................................................           $  115,000,000      $  115,000,000
          Senior Credit Facility:
              Revolving loan facility........................................               11,500,000           9,500,000
              Term loan acquisition facility.................................               39,875,000          30,593,750
              Additional term loan facility..................................                5,500,000           5,500,000
              Second Additional term loan facility...........................                                    5,000,000
          Other   ...........................................................                   86,234              47,316
                                                                                        --------------      --------------
                                                                                           171,961,234         165,641,066
          Less current portion of long-term debt.............................              (12,434,468)        (13,453,566)
                                                                                        --------------      --------------
                                                                                        $  159,526,766      $  152,187,500
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

     On August 9, 2000, the Company's Senior Credit Facility group of lenders approved an amendment to provide a second additional $7.5 million term loan facility to the Company under the Senior Credit Facility. $5.0 million of this additional term facility is immediately available to the Company and the remaining $2.5 million will be made available in the first quarter of 2001 if the Company achieves $40.0 million of earnings before interest, income taxes, depreciation, and amortization ("EBITDA") for the fiscal year ending December 31, 2000. All borrowings under this second additional term loan facility are due on December 31, 2002. The amendment increases the interest rate on all previously existing debt balances under the Senior Credit Facility by 0.25%. The interest rate on borrowings under the second new term loan facility is the London Interbank Offering Rate ("LIBOR") plus 4.0%. The amendment increases the Company's letter of credit facility under the revolving portion of the Senior Credit Facility from $5.0 million to $10.0 million but does not increase the Company's total borrowing capacity under the revolving portion of the Senior Credit Facility. The Company negotiated this amendment to provide additional capital for new business opportunities and to increase its working capital.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Company's revolving and term loan agreement (the "Senior Credit Facility"). At September 30, 2000, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.


7.       ACQUISITION

       Effective September 1, 2000, the Company purchased substantially all of the assets of Firstel Communications, Inc., for a cash purchase price of $325,000. The acquisition was funded with borrowings under the Senior Credit Facility.

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

Overview

       The Company is a provider of collect, prepaid, and debit calling services to local, county, state, federal and private correctional facilities in the U.S. The Company derives substantially all of its revenues from its operation of inmate telecommunications systems located in correctional facilities in 43 states and the District of Columbia.

       The Company's inmate telecommunications services consist of collect call, prepaid, and debit card services. The Company generally enters into multi-year agreements (typically three to five years) with the correctional facilities, pursuant to which the Company serves as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, the Company pays a percentage of its revenue from each correctional facility as a commission to that facility. Typically, the Company installs and retains ownership of the telephones and related equipment and provides additional services to correctional facilities that are tailored to the specialized needs of the corrections industry and to the requirements of the individual correctional facility, such as call activity reporting and call blocking. The Company also generates revenues from public pay telephones that are ancillary to its inmate telephone business.

       The Company accumulates call activity data from its various installations and bills its revenues related to this call activity through local exchange carriers ("LECs") or through third-party billing services. In addition, the
Company accrues the related telecommunications costs for validating, transmitting, billing and collection, and line and long-distance charges, along with commissions payable to the facilities, and allowances for uncollectible accounts based on historical experience.

       The Company's traditional inmate business consists of collect, prepaid, and debit calling services provided to correctional facilities. The Company also provides validation, billing, and collection services for the inmate calls of a major LEC. Under the terms of the agreement, the Company acquires at a discount the related accounts receivable from the LEC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, and billing and collection costs, with no recourse to the LEC. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the LEC for the discounted accounts receivable. The contract has no minimum volume commitment. The Company pays no facility commissions under this agreement. In August 1999, the Company began providing validation, billing, and collection services to a second inmate telecommunications provider. Under this agreement the Company charges this customer a transaction fee and charges back all uncollectible accounts to the customer.

       The Company's principal operating expenses consist of (i) telecommunications costs; (ii) commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net revenues,
(iii) field operations and maintenance costs, which consist primarily of field service on the Company's installed base of inmate telephones; and (iv) selling, general and administrative ("SG&A") costs.

       Telecommunications Costs. The principal components of telecommunication costs are long distance transmission costs, local access costs, third party billing costs, and costs of uncollectible accounts. Historically, long distance costs have consisted of charges for minutes of use purchased from interexchange carriers ("IXCs"). The Company has also entered into agreements to lease lines connecting urban areas and correctional facilities. Local access charges consist of monthly line and usage charges paid to LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, and on a per message or per minute usage rate based on the time and duration of the call. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. Expenses associated with uncollectible accounts are a significant cost in providing inmate telecommunications services.

       Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with the facility, and in some cases are subject to monthly minimum amounts. Commission rates are one of the primary bases of competition for obtaining and retaining contracts. The Company's ability to offer increasingly attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for larger facilities have higher commission rates, but these higher commission rates are typically offset by lower network charges, field maintenance, and SG&A expenses as a percentage of revenue. The commission rates paid by the Company have increased in each period, from 30.1% for the quarter ended September 30, 1999 to 32.2% for the quarter ended September 30, 2000. This increase is due primarily to higher facility commissions on renewals and new business. Commission rates are expected to gradually increase as a percentage of revenues in the future.

     Field Operations and Maintenance. Field operations and maintenance consist of maintenance costs associated with inmate phones and related equipment.

     Selling, General and Administrative. SG&A expenses consist of corporate overhead and selling expenses.

Results of Operations

       The following table sets forth, for the three months and nine months ended September 30, 1999 and 2000, respectively, the unaudited results of operations of the Company.



                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                ---------------------------------------   ----------------------------------------
                                         1999               2000                  1999                 2000
                                ---------------------------------------   ----------------------------------------

(Dollars in thousands)

Operating Revenue . . . . .     $  59,127   100.0 %   $  57,743   100.0 % $ 178,462    100.0%  $ 175,800     100.0%
Operating Expenses:
   Telecommunications
     costs . . . . . . . . .       24,405    41.3        23,070    40.0      77,717     43.5      71,723      40.8
   Facility commissions . .        17,787    30.1        18,599    32.2      53,899     30.2      56,326      32.0
   Field operations and
     maintenance . . . . . .        1,764     3.0         1,725     3.0       5,108      2.9       5,002       2.8
   Selling, general and
     administrative . . .           4,233     7.1         4,416     7.6      12,872      7.2      13,305       7.6
 .
   Depreciation . . . . .           1,837     3.1         2,072     3.6       5,302      3.0       6,087       3.5
 .
   Amortization of
     intangibles. . . . . .         5,310     9.0         3,347     5.8      16,648      9.3      11,878       6.8
                                ---------   -----     ---------   -----   ---------    -----   ---------     -----

      Total operating
          expenses. . . . .        55,336    93.6        53,229    92.2     171,546     96.1     164,321      93.5
                                ---------   -----     ---------   -----   ---------    -----   ---------     -----

Operating income . . . . .          3,791     6.4         4,514     7.8       6,916      3.9      11,479       6.5
Interest expense, net. . .          4,951     8.4         4,780     8.3      14,688      8.2      14,446       8.2
                                ---------   -----     ---------   -----   ---------    -----   ---------     -----

Loss before income taxes .         (1,160)   (2.0)         (266)   (0.5)     (7,772)    (4.3)     (2,967)     (1.7)
Income tax expense . . . .             70     0.1            30     0.0         166      0.1          83       0.0
                                ---------   -----     ---------   -----   ---------    ------ ----------     -----

Net loss . . . . . . . . .      $  (1,230)   (2.1)%   $    (296)   (0.5)% $  (7,938)    (4.4)% $  (3,050)     (1.7)%
                                =========   =====     =========   =====   =========    =====   =========     =====
EBITDA . . . . . . . . . .      $  10,938    18.5 %   $   9,933    17.2 % $  28,866     16.2 % $  29,444      16.7 %
                                =========   =====     =========   =====   =========    =====   =========     =====



       Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999.

       Operating Revenues. The Company's operating revenues decreased by $1.4 million, or 2.3%, from $59.1 million for the three months ended September 30, 1999 to $57.7 million for the three months ended September 30, 2000. The decrease in operating revenue was caused by the loss of certain contracts to service inmate facilities as a result of market competition. The decrease was also due in part to enhanced validation procedures, which are a result of the Company's recent system integrations. Validation is designed to reduce the Company's exposure to bad debt by denying access to calls to customers with higher credit risk, thereby reducing revenue along with bad debt expense.

       Operating Expenses. Total operating expenses decreased $2.1 million, from $55.3 million for the three months ended September 30, 1999 to $53.2 million for the three months ended September 30, 2000. Operating expenses as a percentage of operating revenues decreased 1.4% from 93.6% for the three months ended September 30, 1999 to 92.2% for the three months ended September 30, 2000. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

       Telecommunication costs decreased by $1.3 million, from $24.4 million for the three months ended September 30, 1999 to $23.1 million for the three months ended September 30, 2000. Telecommunications costs represented 41.3% of operating revenues for the three months ended September 30, 1999 and 40.0% of operating revenues for the three months ended September 30, 2000. The decrease in telecommunications costs as a percentage of operating revenues is primarily due to (i) a decline in bad debt expense as a result of enhanced validation due to the Company's recent system integrations and (ii) savings generated from new long distance contracts.

       Facility commissions increased by $0.8 million, from $17.8 million for the three months ended September 30, 1999 to $18.6 million for the three months ended September 30, 2000. Facility commissions represented 30.1% of operating revenues for the three months ended September 30, 1999 and 32.2% of operating revenues for the three months ended September 30, 2000, an increase of 2.1%. Commission expense as a percentage of revenue for the Company's traditional inmate business was 33.7% and 36.1% for the three months ended September 30, 1999 and 2000, respectively. This increase is due to competition for new business and increased commission rates on renewals. Commission rates are expected to gradually increase in the future.

       Field operations and maintenance costs were $1.8 million for the three months ended September 30, 1999 and $1.7 million for the three months ended September 30, 2000. Field operations and maintenance costs represented 3.0% of operating revenues for the three months ended September 30, 1999, and 2000.

       SG&A costs increased by $0.2 million, from $4.2 million for the three months ended September 30, 1999 to $4.4 million for the three months ended September 30, 2000. SG&A represented 7.1% of operating revenues for the three months ended September 30, 1999 and 7.6% of operating revenues for the three months ended September 30, 2000, an increase of 0.5%. The increase is primarily due to increased staffing to support enhancements to the Company's information systems and to execute new sales initiatives.

       Depreciation and amortization costs decreased by $1.7 million, from $7.1 million for the three months ended September 30, 1999 to $5.4 million for the three months ended September 30, 2000. Depreciation and amortization costs represented 12.1% of operating revenues for the three months ended September 30, 1999 and 9.4% of operating revenues for the three months ended September 30, 2000, a decrease of 2.7%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

       Operating Income. The Company's operating income increased by $0.7 million, from $3.8 million for the three months ended September 30, 1999 to $4.5 million for the three months ended September 30, 2000, substantially due to the factors described above. The Company's operating income margin increased from 6.4% for the three months ended September 30, 1999 to 7.8% for the three months ended September 30, 2000, primarily as a result of the factors described above.

       Interest Expense. Interest expense decreased from $4.9 million for the three months ended September 30, 1999 to $4.8 million for the three months ended September 30, 2000. This decrease is primarily due to lower average debt outstanding during the three months ended September 30, 2000.

       Net Loss. The Company's net loss decreased by $0.9 million, from $1.2 million for the three months ended September 30, 1999 to $0.3 million for the three months ended September 30, 2000, primarily as a result of the factors described above.

       EBITDA. Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") decreased from $10.9 million for the three months ended September 30, 1999 to $9.9 million for the three months ended September 30, 2000. EBITDA as a percentage of operating revenues decreased from 18.5% for the three months ended September 30, 1999 to 17.2% for the three months ended
September 30, 2000, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's financial performance. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999.

     Operating Revenues. The Company's operating revenues decreased by $2.7 million, or 1.5%, from $178.5 million for the nine months ended September 30, 1999 to $175.8 million for the nine months ended September 30, 2000. The decrease in operating revenues was due to (i) the loss of the State of Alabama contract which contributed $1.3 million of revenue during the nine months ended September 30, 1999, (ii) enhanced validation procedures, which are a result of the Company's recent system integrations and (iii) the loss of certain contracts to service inmate facilities as a result of market competition. These decreases were partially offset by the acquisition of Alliance Tel-Com, Inc., KR&K, Inc., U.S. Connect, Inc., Telecommunications, Inc., and Lake-Tel, Inc. (collectively "Alliance") on June 1, 1999 and Firstel on September 1, 2000.

       Operating Expenses. Total operating expenses decreased $7.2 million, from $171.5 million for the nine months ended September 30, 1999 to $164.3 million for the nine months ended September 30, 2000. Operating expenses as a percentage of operating revenues decreased 2.6% from 96.1% for the nine months ended September 30, 1999 to 93.5% for the nine months ended September 30, 2000. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

       Telecommunications costs decreased by $6.0 million, from $77.7 million for the nine months ended September 30, 1999 to $71.7 million for the nine months ended September 30, 2000. Telecommunications costs represented 43.5% of operating revenues for the nine months ended September 30, 1999 and 40.8% of operating revenues for the nine months ended September 30, 2000. The decrease in telecommunication costs as a percentage of operating revenues is primarily due to (i) savings generated from new long distance contracts and (ii) a decline in bad debt expense as a result of enhanced validation due to the Company's recent system integrations.

       Facility commissions increased by $2.4 million, from $53.9 million for the nine months ended September 30, 1999 to $56.3 million for the nine months ended September 30, 2000. Facility commissions represented 30.2% of operating revenues for the nine months ended September 30, 1999 and 32.0% of operating revenues for the nine months ended September 30, 2000, an increase of 1.8%. Commission expense as a percentage of revenue for the Company's traditional inmate business was 33.8% and 35.8% for the nine months ended September 30, 1999 and 2000, respectively. This increase is due to competition for new business and increased commission rates on renewals. Commission rates are expected to gradually increase in the future.

       Field operations and maintenance costs were $5.1 million for the nine months ended September 30, 1999 and $5.0 million for the nine months ended September 30, 2000. Field operations and maintenance costs represented 2.9% of operating revenues for the nine months ended September 30, 1999 and 2.8% of operating revenues for the nine months ended September 30, 2000, a decrease of 0.1%. This decrease was primarily due to office consolidations.

       SG&A costs increased by $0.4 million, from $12.9 million for the nine months ended September 30, 1999 to $13.3 million for the nine months ended September 30, 2000. SG&A represented 7.2% of operating revenues for the nine months ended September 30, 1999 and 7.6% of operating revenues for the nine months ended September 30, 2000, an increase of 0.4%. This increase is primarily due to increased staffing to support enhancements to the Company's information systems and to execute new sales initiatives. Additionally, the Company spent $0.2 million during the nine months ended September 30, 2000 for executive search fees.

       Depreciation and amortization costs decreased by $3.9 million, from $21.9 million for the nine months ended September 30, 1999 to $18.0 million for the nine months ended September 30, 2000. Depreciation and amortization costs represented 12.3% of operating revenues for the nine months ended September 30, 1999 and 10.3% of operating revenues for the nine months ended September 30, 2000, a decrease of 2.0%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

       Operating Income. The Company's operating income increased by $4.6 million, from $6.9 million for the nine months ended September 30, 1999 to $11.5 million for the nine months ended September 30, 2000, substantially due to the factors described above. The Company's operating income margin increased from 3.9% for the nine months ended September 30, 1999 to 6.5% for the nine months ended September 30, 2000, primarily as a result of the factors described above.

       Interest Expense. Interest expense was $14.7 million for the nine months ended September 30, 1999, and $14.4 million for the nine months ended September 30, 2000. This decrease is primarily due to lower average debt outstanding during the nine months ended September 30, 2000.

       Net Loss. The Company's net loss decreased by $4.9 million, from $7.9 million for the nine months ended September 30, 1999 to $3.0 million for the nine months ended September 30, 2000, primarily as a result of the factors described above.

       EBITDA. EBITDA increased by $0.5 million from $28.9 million for the nine months ended September 30, 1999 to $29.4 million for the nine months ended September 30, 2000. EBITDA as a percentage of operating revenues increased from 16.2% for the nine months ended September 30, 1999 to 16.7% for the nine months ended September 30, 2000, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's financial performance. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Liquidity and Capital Resources

     The Company expects that its principal sources of liquidity will be cash flow from operations and borrowings under the Senior Credit Facility. On August 9, 2000, the Company's Senior Credit Facility group of lenders executed an amendment to provide an additional $7.5 million term loan facility to the Company under the Senior Credit Facility. $5.0 million of this additional term facility is immediately available to the Company and the remaining $2.5 million will be available in the first quarter of 2001 if the Company achieves $40.0 million of EBITDA for the fiscal year ending December 31, 2000. All borrowings under this additional term facility are due on December 31, 2002. The amendment increases the interest rate on all previously existing debt balances under the Senior Credit Facility by 0.25%. The interest rate on borrowings under the new term facility is LIBOR plus 4.0%. The amendment increases the Company's letter of credit facility under the revolving portion of the Senior Credit Facility from $5.0 million to $10.0 million but does not increase the Company's total borrowing capacity under the revolving portion of the Senior Credit Facility. The Company negotiated this amendment to provide additional capital for new business opportunities and to increase its working capital. The Company anticipates that its principal uses of liquidity will be to provide working capital, fund capital investments, and meet debt service requirements. Management expects that cash flow from operations, along with additional borrowings under existing credit facilities, will be sufficient to meet the Company's operating requirements for the next twelve months. The Company currently anticipates that interest payments will be required of approximately $18.3 million and $17.1 million for each of the fiscal years ending December 31, 2000 and December 31, 2001, respectively, under the terms of the Senior Notes and the Senior Credit Facility. As of September 30, 2000, the Company had approximately $13.7 million of unused borrowing capacity under the Senior Credit Facility. The Company anticipates that its primary capital expenditures for the remainder of 2000 will be approximately $3.0 million for capital items required to implement new contracts and contract renewals entered into by the Company, upgrades of internal systems, and capital expenditures associated with acquisitions in prior years. Total capital expenditures for the fiscal year ending December 31, 2000 are expected to be $12.8 million.

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

       Net cash provided by operating activities was $15.4 million for both the nine months ended September 30, 1999, and for the nine months ended September 30, 2000. Operating income for the nine months ended September 30, 2000, before consideration of depreciation and amortization, increased by $0.6 million, which was offset by timing of certain cash receipts and disbursements.

       Cash used in investing activities was $8.2 million for the nine months ended September 30, 1999, as compared to $9.8 million for the nine months ended September 30, 2000, consisting primarily of both cash outflows for infrastructure upgrades, investments in new business and customer contract renewals, and the payments of $2.4 million and $1.7 million, respectively, of acquisition costs relating to the acquisitions made by the Company in current and prior years.

       Cash used in financing activities was $5.0 million for the nine months ended September 30, 1999, as compared to $6.7 million for the nine months ended September 30, 2000. Cash used in financing activities for the nine months ended September 30, 2000 consisted primarily of principal repayments under the Senior Credit Facility offset by borrowings under the additional term loan facility. Cash used in financing activities for the nine months ended September 30, 1999 consisted primarily of principal repayments under the Senior Credit Facility, offset by proceeds from the issuance of the First Preferred Series "A" stock and warrants and borrowing under an additional term loan facility.

       The Senior Credit Facility, as amended on August 9, 2000, consists of (a) a $55.0 million term loan acquisition facility all of which has been borrowed and upon which $24.4 million of scheduled principle payments had been made as of September 30, 2000, (b) $13.0 million of additional term loan facilities of which $10.5 million has been borrowed as of September 30, 2000, and $2.5 million will become available by March 31, 2001 subject to the achievement of certain financial performance being achieved as described further herein, and (c) a $25.0 million revolving loan facility (which includes a $10.0 million letter of credit facility) upon which $9.5 million had been borrowed as of September 30, 2000. Scheduled principal payments under the term loan facilities may not be reborrowed. Amounts borrowed under the Senior Credit Facility bear interest, at the option of the Company, at either (i) the Base Rate (i.e., the higher of Canadian Imperial Bank of Commerce's ("CIBC") reference rate or the overnight federal funds rate plus 0.5%) plus a margin that varies from 100 to 225 basis points, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior Credit Facility); or (ii) the LIBOR plus a margin that varies from

225 to 400 basis points, depending on the Company's Total Debt to EBITDA Ratio.

       The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBOR loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Remaining scheduled principal payments of outstanding balances on the term loan facilities as of September 30, 2000 are approximately $3.1 million, $13.8 million and $24.2 million during the years ended December 31, 2000, 2001, and 2002, respectively. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries.

       On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Senior Credit Facility. At September 30, 2000, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

     As of November 14, 2000, the Company had $14.7 million of available borrowing capacity under the Senior Credit Facility.

     As of September 30, 2000, the Company had  approximately  $165.8 million of
indebtedness   outstanding,   including  the  current  portion,   a  deficit  in
stockholders' equity of $46.7 million, and $0.8 million of cash.

     As of September 30, 2000, the Company's indebtedness included (i) $115.0 million of 11.0% Senior Notes due 2007 (the "Senior Notes"), (ii) $50.6 million of indebtedness under the Senior Credit Facility, and (iii) $0.2 million of other indebtedness.

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, and requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating SFAS No. 133 and does not believe its adoption will have a material effect on its consolidated financial statements.

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

         From time to time, inmate telecommunications providers are parties to proceedings initiated by inmates, consumer protection advocates or individual called parties alleging that excessive rates are being charged with respect to inmate collect calls. The Company is currently named in such proceedings in various jurisdictions. The plaintiffs in such proceedings generally seek class action certification against all inmate telecommunications providers as defendants, with all recipients of calls from inmate facilities as plaintiffs. The Company recently obtained dismissal of two such proceedings and is seeking dismissal in the other proceedings in which it is named.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

      None.



ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit
         No.                       Description of Exhibit
3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as of July 23, 1998 (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, dated as of August 14, 1998 and incorporated herein by reference).
3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as February 11, 1999. (filed as Exhibit 3.4 to the Company's Quarterly Report on Form-10-Q dated as of May 12, 1999 and incorporated herein by reference).
4.1 Indenture, dated as of June 27, 1997, between the Company and U.S. Trust Company of Texas, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.2 Form of Note (contained in Indenture filed as Exhibit 4.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.3 Form of Subsidiary Guaranty (contained in Indenture filed as Exhibit 4.3 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.4 Registration Rights Agreement, dated as of June 27, 1997, between the Company and the Initial Purchaser (filed as Exhibit 4.4 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.5 Registration Rights Agreement, dated as of December 27, 1996, by and among the Company and certain Holders named therein (filed as Exhibit 4.5 to the
Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.6 Shareholders Agreement, dated as December 27, 1996, by among the Company and certain Persons named therein (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.7 Warrant Agreement, dated as of December 27, 1996, between the Company and CIBC Wood Gundy Ventures, Inc. (filed as Exhibit 4.7 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.8 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.8 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.9 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.9 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.10 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.10 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.11 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.11 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.12 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.12 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.13 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.13 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.14 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.14 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.15 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.15 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.16 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.16 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.17 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.17 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.18 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.18 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.19 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.19 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.20 Form of Warrant  Agreement,  dated as of March 12,  1999  (filed as Exhibit
4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
10.1 Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of August 9, 2000, by and among the Company, the lenders (as defined therein), and Canadian Imperial Bank of Commerce, as Administrative Agent and Document Agent. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
27.1* Financial Data Schedule


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

                                        EVERCOM, INC.


                                        By:/s/  RICHARD FALCONE

                                        Richard Falcone
                                        Chief Executive Officer



                                        By:/s/  KEITH KELSON

                                        Keith Kelson
                                        Chief Financial Officer



Date:  November 14, 2000