Form 10-K
period 2000-12-31
EVERCOM INC
filed 2001-06-01
CIK 1030965

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 10 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

                        Commission File Number 333-33639

                                  EVERCOM, INC.
            (Exact Name of Registration as Specified in its Charter)

             Delaware                            75-2680266
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporated or Organization)                      Identification Number)

        8201 Tristar Drive
        Irving, Texas                                     75063
    (Address of Principal                           (Zip Code)
     Executive Offices)

     Registrant's telephone number, including area code-972.988.3737

Securities registered pursuant to Section 12 (b) of the Act.

                                      None
                             (Title of Each Class)



Securities registered pursuant to Section 12(g) of the Act.


                                      None
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosures of delinquent filers pursuant to item 4055 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[_] Not Applicable.

     As of December 31, 2000, the voting and non-voting common equity held by non-affiliates of the registrant had a market value of $0.

     As of December 31, 2000, 16,033 shares of Class "A" common stock, par value $0.01 per share, were issued and outstanding, and 400 shares of Class "B" common stock, par value $0.01 per share, were issued and outstanding.


                                 DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part IV of this Annual Report on Form 10-K:

1.      Registration Statement on Form S-4 (File No. 333-33639);
2.      Quarterly Report on Form 10-Q, as of March 30, 1998;
3.      Quarterly Report on Form 10-Q, as of June 30, 1998;
4.      Quarterly Report on Form 10-Q/A, as of September 30, 1998;
5.      Annual Report on Form 10-K, as of December 31, 1998;
6.      Quarterly Report on Form 10-Q, as of March 31, 1999;
7.      Quarterly Report on Form 10-Q, as of June 30, 1999;
8.      Quarterly Report on Form 10-Q, as of September 30, 1999;
9.      Annual Report on Form 10-K, as of December 31, 1999;
10.     Quarterly Report on Form 10-K/A, as of December 31, 1999; and
11.     Quarterly Report on Form 10-Q, as of June 30, 2000.

                                            EVERCOM, INC.
                                          Table of Contents
                                          Form 10-K Report
                                          December 31, 2000

PART I:
Item  1.Business.............................................................. 5
Item  2.Properties............................................................15
Item  3.Legal Proceedings.....................................................15
Item  4.Submission of Matters to a Vote of Security Holders...................15

PART II:
Item  5.Market for Registrant's Common Equity and Related
        Stockholders Matters..................................................16
Item  6.Selected Financial Data...............................................17
Item  7.Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................19
Item  7aQuantitative and Qualitative Disclosures About
        Market Risk...........................................................36
Item  8.Financial Statements and Supplementary Data...........................37
Item  9.Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...................................63
PART III:
Item 10.Directors and Executive Officers of the Registrant....................64
Item 11.Executive Compensation................................................68
Item 12.Security Ownership of Certain Beneficial Owners
        and Management........................................................74
Item 13.Certain Relationships and Related Transactions........................77

PART IV:
Item 14.Exhibits, Financial Statement Schedules, and
        Reports on Form 8-K...................................................79
Signatures     ...............................................................84

                                               PART I

ITEM 1.        BUSINESS

General

     Evercom, Inc. (the "Company") is an independent provider of collect and prepaid calling services to local, county, state, federal and private correctional facilities in the U.S. The Company derives substantially all of its revenues from its operation of inmate telecommunications systems located in correctional facilities in 43 states and the District of Columbia.

     The Company's inmate telecommunications business consists of owning, operating, servicing, and maintaining a system of automated operator switches and telephones located in correctional facilities. Generally, inmates may make only collect or prepaid calls from correctional facilities. The Company generally enters into multi-year agreements with correctional facilities pursuant to which the Company serves as exclusive provider of telecommunications services to inmates within the facility. In exchange for the exclusive service rights, the Company pays a percentage of its revenues from each correctional facility to that facility as a commission. Typically, the Company installs and retains ownership of the telephones and related equipment.

     Significant costs typically associated with providing telecommunication services to correctional facilities include uncollectible accounts, network, and billing expenses. The Company has developed an integrated call management and billing system to help control these expenses. This system limits inmates to collect or prepaid calls; validates and evaluates the payment history and account status of each number dialed; confirms that the destination number has not been blocked; and processes call records for billing through a third party. To facilitate billing, the Company has entered into 29 separate agreements with regional bell operating companies ("RBOCs") and local exchange carriers ("LECs"), allowing the Company to primarily bill directly through the RBOCs and LECs although the Company utilizes third party billing services to a limited extent.

     The Company uses its experience in billing, collection, and control of uncollectible accounts to offer specialized billing and collection services to other inmate telecommunications service providers. These services are referred to as the Company's "Solutions" services. The Company provides Solutions services to a major RBOC, under which the Company performs all of the validation, billing, and collection services for the RBOC's inmate calls. The Company provides similar services to several other inmate telecommunications providers.

     The Company was formed in December 1996 to consummate the acquisitions of AmeriTel Payphones, Inc. ("AmeriTel") and Talton Telecommunications Corporation and its subsidiary ("Talton Telecommunications"). In addition to the acquisition of its predecessors, AmeriTel and Talton Telecommunications, the Company also acquired the operations of Tri-T, Inc. ("Tataka") on April 2, 1997, Security Telecom Corporation ("STC") on June 27, 1997, Correctional Communications Corporation ("CCC") on July 31, 1997, the inmate telecommunications division of Communications Central, Inc. ("InVision") on October 6, 1997, the inmate telecommunications division of North American InTeleCom ("NAI") on December 1, 1997, the inmate telecommunications division of Peoples Telephone Company, ("PTC") on December 18, 1997, the inmate telecommunications division of ILD Teleservices, Inc. ("ILD") on January 1, 1998, MOG Communications, Inc. ("MOG") on February 1, 1998, Saratoga Telephone Co., Inc. ("Saratoga") on July 1, 1998, and the inmate telecommunications divisions of Alliance Tel-Com, Inc., KR&K Communications, Inc., U.S. Connect, Inc., Tele-Communications, Inc., and Lake-Tel, Inc. (collectively, "Alliance") on June 1, 1999, (collectively the "Acquisitions").

Special Note Regarding Forward-Looking Information

     Certain statements in this Annual Report on Form 10K constitute forward-looking statements. These forward-looking statements are all statements that are not statements of historical fact or that might otherwise be considered opinion, belief, or projection. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. The risks, uncertainties, and other factors to which forward looking statements are subject include, among others, those set forth under the caption "Risk Factors". All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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


Industry Overview

     The U.S. has one of the highest incarceration rates of any country in the world. According to the United States Bureau of Justice Statistics, the number of inmates incarcerated in federal and state prisons and in city and county correctional facilities increased from 1.1 million at June 30, 1990 to approximately 1.9 million at June 30, 2000. Of this total, the Company estimates approximately two-thirds were housed in state and federal prisons, with the remainder in city and county facilities. The United States Bureau of Justice Statistics also reports that the number of inmates incarcerated in the U.S. increased by 3% between 1999 and 2000.

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

     Inmate telephones in the U.S. are operated by a large and diverse group of service providers. Large telecommunications companies such as RBOCs, other LECs, and interexchange carriers ("IXCs") such as AT&T Corp. ("AT&T"), MCI WorldCom, and Sprint Corporation provide inmate telecommunications in addition to other services. In addition, independent public pay telephone and inmate telephone companies also focus on this market segment. The Company estimates that, as of December 31, 2000, the inmate telecommunications market represented approximately $1.7 billion in gross revenues annually.

     Companies compete for the right to serve as the exclusive provider of inmate calling services within a particular correctional facility. Most city or county correctional facilities (typically fewer than 250 beds) award contracts on a facility-by-facility basis, while most state prison systems award contracts on a system-wide basis. Generally, contracts are awarded pursuant to a competitive bidding process and by direct negotiation with the correctional facilities.

     The Company targets the corrections industry by tracking when the telecommunications contracts for significant inmate facilities in the U.S. are up for bid. The Company monitors which federal, state, county, and city contracts are coming up for renewal and how much revenue is expected to be generated by each of those contracts.


Operations

   Contracts

     The Company has contracts to provide inmate telecommunications services on an exclusive basis to correctional facilities ranging in size from small, municipal jails to large, state-operated facilities, as well as other types of confinement facilities, including juvenile detention centers, private correctional facilities, and halfway houses. The Company's contracts generally have multi-year original terms, and typically contain renewal options. The Company's contracts generally provide for either (i) automatic renewal unless terminated by written notice a specified period of time before the end of a contract term or (ii) a submission of a competitive bid.


   Marketing and Customer Service

     The Company has historically focused its marketing efforts on local and county correctional facilities. Local and county facilities house inmates for shorter durations than federal and state prisons and generally have higher inmate call volumes on a per inmate basis. The Company's competitors in bidding for contracts to serve local and county correctional facilities are usually small, regionally-focused independent providers. For larger local and county correctional facility contracts, the Company may also compete with the local RBOC and IXC's.

     The Company seeks new contracts by participating in competitive bidding processes and by negotiating directly with correctional facilities. The
Company's marketing strategy emphasizes the knowledge, experience, and reputation of the Company in the inmate telecommunications industry, its high level of service, and the additional specialized products and services offered by the Company to its correctional facility customers. In addition to conducting in-person sales calls with the operators of correctional facilities, the Company participates in trade shows and is active in local law enforcement associations.

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

   Products and Services

     The Company has developed its products and services to meet the needs of the inmate telecommunications market. The Company offers the following products and services as part of its core inmate telecommunications business:

(a) Inmate Collect Call Services. The Company provides collect call services on an exclusive basis to its inmate facility customers during the term of the facility's contract. The majority of calls made by inmates from correctional facilities are collect calls, with the balance of the calls being prepaid which in combination comprise a majority of the Company's total revenues.
(b) Prepaid Services. The Company provides prepaid services to inmates and called parties. Prepaid services either allow the recipient of an inmate call to pay in advance for collect calls placed to the recipient or allow inmates to pay in advance for telephone calls placed by that inmate. The Company sells prepaid accounts directly to the called parties. The Company also sells prepaid accounts to correctional facilities at a discount to their face value, which facilities in turn sell at face value to inmates at those facilities. Prepaid services have minimal associated uncollectible account expenses and minimal billing and collection costs. The Company's prepaid services revenues comprise a small percentage of the Company's revenues, but these revenues have been increasing and are expected to continue increasing as a percentage of total revenue due to the Company's prepaid sales initiatives and overall increasing popularity.
(c) Solutions Services. The Company uses its experience in billing and collections and management of uncollectible accounts to offer specialized Solutions services for other inmate telecommunications service providers. The Company is pursuing opportunities to market these services to RBOCs, LECs, IXCs, and other inmate telecommunications providers. The Company currently provides Solutions services to a major RBOC, under which the Company performs all of the validation, billing, and collection services for the RBOC's inmate calls. Under the terms of the agreement, the Company acquires at a discount the related accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, billing and collections costs, with no recourse to the RBOC. However, under the terms of the agreement, all purchased receivables must be processed and validated through the Company's call management and billing system. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. The contract term is through January 31, 2003 and has no minimum volume commitment. In February 2001, the RBOC notified the Company of its plans to exit the inmate market by the end of 2002 and consequently, the Company expects its revenues to gradually decline from this contract over the next two years. The Company may not have the ability to replace this revenue although it is reasonable to expect that some portion of this RBOC's customers will be converted to Evercom's traditional inmate business. The Company provides similar Solutions services to several other inmate telecommunications providers.
(d) Call Processor Services. The Company has developed proprietary call processor technology to service its correctional facility accounts. The Company also markets this technology to other inmate telecommunications providers and derives revenue from the technology in the form of hardware and software sales.

Billing Arrangements

     The Company uses direct and third party billing agreements to bill and collect phone charges. Under direct billing agreements with LECs, the LEC includes collect call charges for the Company's services on the local telephone bill sent to the called party. The Company generally receives payment from the LEC for such calls 30 to 60 days after the end of the month in which the calls are submitted to the LEC for billing. The payment received by the Company is net of a service fee, write-offs of uncollectible accounts, and an estimated reserve for future uncollectible accounts.

     Unlike many smaller independent service providers with lower telecommunications traffic, the Company has been able to enter into direct billing agreements with local exchange carriers ("LECs") in most of its markets because of the Company's high market penetration. The Company's increased telecommunications traffic has enabled the Company to enter into 29 direct billing arrangements that allow the Company to direct bill approximately 95% of its collect call revenues in December 2000.

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

     The Company's specialized call management and billing system integrates its direct billing arrangements with LECs with its call blocking, validation, and customer inquiry procedures. This system has also provided the Company with the opportunity to market its billing and collection services to third parties under its Solutions services.


Systems

     The Company utilizes a call management and billing system that consists of purchased and internally developed software applications and specialized equipment. This system limits inmates to collect or prepaid calls, validates and verifies the payment history and account status of each number dialed for billing purposes, and confirms that the destination number has not been blocked. The Company installs its internally developed call management system ("CAM") within facilities that provides features such as call monitoring and recording capability. The Company also installs third party call processor technology primarily in smaller facilities.

     The Company's database of telephone numbers and call activity provides valuable data to assist the Company in reducing uncollectible accounts and allows the Company to provide extensive call activity reports to correctional facilities and law enforcement authorities. These include reports of frequently called numbers, calls of longer than normal duration, and calls by more than one inmate to the same number, which can assist law enforcement authorities in connection with ongoing investigations.


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


Regulation

     The inmate telephone industry is regulated at the federal level by the Federal Communications Commission (the "FCC") and at the state level by the public utility commissions of the various states. In addition, from time to time, legislation may be enacted by Congress or the various state legislatures that affects the telecommunications industry generally and the inmate telephone industry specifically. Court decisions interpreting applicable laws and regulations may also have a significant effect on the inmate telephone industry. Changes in existing laws and regulations, as well as the adoption of new laws and regulations applicable to the activities of the Company or other telecommunications business could have a material adverse effect on the Company.


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

     Before adoption of the Telecom Act, LECs generally included inmate telephone operations as part of their regulated local exchange telephone company operations. This allowed the LECs to pool revenue and expenses from their monopoly local exchange operations with revenue and expenses from their inmate telephone operations. This commingling of operations made possible the subsidization of the LECs' inmate operations through other regulated revenues. The LECs were also able to shift certain costs from their inmate operations to their local exchange monopoly accounts. In particular, the LECs were able to pool the bad debt from their inmate operations with their other bad debt. Because independent inmate telephone service providers act as their own carrier, they bear the risk of fraudulent calling and uncollectible calls and other bad debt. Bad debt is substantially higher in the inmate telephone industry than in other segments of the telecommunications industry. The LECs' practice of pooling bad debt shifts the high costs of bad debt from inmate telephone operations to the expense accounts of other LEC operations, presenting a vehicle for the cross-subsidization of the LECs' inmate operations. This, in turn, has allowed the LECs to offer commissions to correctional facilities that are often significantly higher than those that independent inmate telephone providers can offer.

     Section 276 directed the FCC to adopt regulations to end the LECs subsidization of their inmate telephone operations from regulated revenues. Congress also directed the FCC to ensure that the LECs could not discriminate in favor of their own operations to the competitive detriment of independent inmate telephone providers. Finally, Congress required the FCC to ensure that all inmate telephone providers were fairly compensated for "each and every" call made from their telephone.

     To carry out its Congressional mandate, the FCC adopted regulations requiring all LECs to transfer their inmate telephone operations from their regulated accounts, to the LECs' unregulated accounts no later than April 15, 1997. The FCC's rules implementing Section 276 are designed to eliminate cross-subsidization and cost-shifting. However, since the bad debt arises from the charges for collect calls, which have traditionally been regulated carrier activities, the rules did not prevent shifting of bad debt from inmate operations to the LEC's regulated accounts.

     The FCC also addressed the one-time transfer of existing inmate telephone operation assets from the LECs' regulated accounts to the unregulated accounts established for inmate telephone operations. The FCC ordered the transfer of those assets at their net book value rather than at their fair market value. The inmate telecommunications industry had argued to the FCC that the transfer should be accomplished at the assets' fair market value, including the value of the contracts between the LECs' inmate operations and correctional facilities. The net book value of those assets is much lower than their fair market value. As a result of the below market valuation of the assets, the LEC's inmate telephone operations may be able to post nominally higher returns on their assets than they would otherwise be able to and hence relieve operating pressures for returns on assets. This also could result in a competitive advantage for the LECs with respect to access to capital markets compared with the Company and other independent inmate telephone providers.

     To eliminate discrimination, the FCC required, among other things, that the LECs' inmate telephone operations take any tariffed services from its regulated operations at the tariffed rate for the service. Before the Telecom Act, the LECs' inmate operations were able to take these services at some variant of their underlying costs without regard to the tariffed rate being charged to independent providers. Under the Telecom Act, the LECs' inmate operations must take tariffed services on an arm's length basis, at tariffed rates that are subject to regulatory approval. Further, the rates for the tariffed services offered to both the LECs' inmate telephone operations and independent inmate telephone providers must be developed on a consistent basis. The test that the FCC has mandated for the pricing of services to both independent inmate telephone providers and LECs' own inmate operations will require a re-examination of existing rates and may lead to a rate reduction for services in some instances, while it is also possible that the rate re-examination may result in some rate increases. In either event, the requirement for a consistent methodology for developing rates should substantially reduce LEC opportunities for unfavorable rate discrimination against independent inmate telephone providers like the Company.

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

     The second important issue before the FCC on remand is the FCC's decision to include only inmate telephone equipment and not the collect calling service itself in the inmate telephone services that the RBOCs must provide on a non-regulated basis. As a result of this ruling, the RBOCs have to some extent remained able to subsidize and discriminate in favor of their inmate calling operations. In particular, so long as the RBOCs can continue to define their inmate collect calling service as part of their regulated operations, they may be commingling that bad debt with bad debt from other services. It cannot be predicted how the FCC will rule on this issue on remand.

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

     Apart from its proceedings to implement the Telecom Act, the FCC also adopted new regulations for interstate calls requiring inmate telephone service providers to announce to called parties, before the called party incurs any charges, that rate quotes may be obtained by dialing no more than two digits or remaining on the line. The Company was required to comply with these new rules by October 1, 1999. The Company believes it is substantially in compliance with these new rules. Although management does not believe it to be likely, regulatory authorities do have authority to impose fines and other sanctions for any violation of these rules. These new regulations could result in an increase in the Company's costs by slightly increasing the non-billable network hold time for collect calls. In addition, the announcement of rate quotes may lead to called parties refusing to accept calls. The exact effect of the new regulations is difficult to predict as it will depend in large part on how frequently called parties opt to receive a rate quote.

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

     In many states, the rate ceiling on inmate collect calls within the originating LEC's service area are tied to the rates charged by the LEC and subject to state regulatory approval. Thus, where the LEC chooses not to raise its rates, independent inmate telephone providers are precluded from raising theirs. Prior to the passage of the Telecom Act, the LECs had less incentive to raise their rates than independent inmate telephone providers because the LECs were able to subsidize their inmate telephone operations and discriminate in their favor, as described above. See "--Federal Regulation." It is possible that as a result of the FCC's new rules designed to eliminate such subsidies, some LECs may choose to file with their state commissions to raise their rates for inmate collect calls. If this occurs, the Company and other independent inmate telephone providers could also raise their rates. It is difficult to predict the extent to which the LECs will raise their rates.

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

     In addition to imposing rate caps, the states regulate other aspects of the inmate calling industry. While the degree of regulatory oversight varies significantly from state to state, state regulations generally establish minimum technical and operating standards to ensure that public interest considerations are met. Among other things, most states have established rules that govern the service provider in the form of postings or verbal announcements, and requirements for rate quotes upon request. In some jurisdictions, in order for the Company to operate its inmate telephones and public pay telephones, it is necessary to become certificated and to file tariffs with the appropriate state regulatory authority.


Tradenames

     The Company has two registered trademarks, Security Telecom Corporation (R) and STC (R) and has developed or acquired a number of additional unregistered Tradenames that it uses in its business. Although the use of these trademarks and tradenames has created goodwill in certain markets, management does not believe that the loss of these trademarks and tradenames would have a material adverse effect on the Company's operations. The Company also has a registration application pending for the tradename Evercom and certain derivatives thereof.

Environmental

     The Company is subject to certain federal, state, and local environmental regulations. Management does not expect environmental compliance to have a material effect on the Company's capital expenditures, earnings, or competitive position in the foreseeable future.


Employees

        As of December 31, 2000, the Company had approximately 289 employees.

ITEM 2: PROPERTIES

     The Company's principal executive offices are located in, and a portion of its operations are conducted from, leased premises located at 8201 Tristar
Drive, Irving, Texas 75063. The Company also has three additional regional facilities from which it conducts its operations located in Selma, Alabama; Louisville, Kentucky; and Raleigh, North Carolina all of which are leased.


ITEM 3: LEGAL PROCEEDINGS

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

     From time to time, inmate telecommunications providers are parties to proceedings initiated by inmates, consumer protection advocates or individual called parties alleging that excessive rates are being charged with respect to inmate collect calls. The Company is currently named in such proceedings in various jurisdictions. The plaintiffs in such proceedings generally seek class action certification against all inmate telecommunications providers as defendants, with all recipients of calls from inmate facilities, as plaintiffs. The Company recently obtained dismissal of three such proceedings and is seeking dismissal in the other proceedings in which it is named.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were presented to the security holders in the fourth quarter of 2000.

PART II


ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

     There  is  currently  no   established   public   trading  market  for  the
Registrant's issued and outstanding capital stock.

     As of December 31, 2000, there were fifty-two holders of the Company's Class "A" common stock (the "Common Stock") and four holders of the Company's Class "B" common stock (the Class "B" Common Stock).

     There have been no cash dividends declared on the Common Stock from the period January 1, 1996, through December 31, 2000. The Indenture (the "Indenture") governing the Company's Series "A" and Series "B" Senior notes Due 2007 and the Company's senior credit facility, as amended and restated (the "Senior Credit Facility") contain certain restrictive covenants that are likely to materially limit the future payment of dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table sets forth information with respect to all securities sold by the Company for the Company's last fiscal year that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). All securities sold and not registered were sold in transactions not involving a public offering under Section 4 (2) of the Securities Act.

                                                                                            Terms of
Securities sold                   Person                                     Use of      Conversion of
                    Date        Acquiring       Amount     Consideration      Proceeds      Exercise
                                Securities
----------------- ---------- ----------------- --------- ------------------- ----------- ---------------
-----------------                                        -------------------             ---------------


                                               -None-


ITEM 6: SELECTED FINANCIAL DATA - (in thousands)

     The following selected consolidated financial data of the Company and its combined predecessors for each of the five years in the period ended December 31, 2000, have been derived from the Company's audited financial statements.

     The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.





                                    Combined
                                  Predecessors                              The Company
                                  ------------    ---------------------------------------------------------
                                     Eleven
                                     Months       One Month
                                     Ended         Ended                YEARS ENDED DECEMBER 31,
                                     Nov 30,       Dec 31,
                                      1996          1996          1997         1998        1999         2000





Operating Data:
Operating Revenues ...............   $  53,663    $   5,506    $  91,773     $225,293     $236,801     $234,510
Operating Expenses:
     Telecommunication costs .....      23,317        2,299       37,871       99,843      104,376       95,622
     Facility commissions ........      13,962        1,455       25,724       71,206       71,359       75,702
     Field operations and
      maintenance ................       1,816          219        4,543        7,817        6,428        6,668
     Selling, general and
      administrative .............       3,921          372        8,540       17,661       17,214       17,748
     Depreciation and impairment .       1,538          111        2,219        6,692        7,200        8,144
     Amortization of intangibles .       1,746          741       14,243       26,339       21,527       14,920
     Restructuring and other
      charges (income) ...........         684                       400        1,743          (69)
                                      ---------   ---------    ---------    ---------    ---------    ---------
          Total operating expenses      46,984        5,197       93,540      231,301      228,035      218,804
                                      ---------   ---------    ---------    ---------    ---------    ---------

Operating Income (loss) ..........       6,679          309       (1,767)      (6,008)       8,766       15,706
Other (income) expenses:
    Interest expense, net ........       1,469          612       11,138       19,638       19,458       19,362
     Other (income) expenses, net           27          (20)         (76)        (236)          (7)         (55)
                                      ---------   ---------    ---------    ---------    ---------    ---------

          Total other (income)
            expense ..............        1,496         592       11,062       19,402       19,451       19,307
                                      ---------   ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes
  and extraordinary loss .........       5,183         (283)     (12,829)     (25,410)     (10,685)      (3,601)
Extraordinary loss ...............          52                     4,740
Income tax (benefit) expense .....       1,917          (23)        (642)         476          450          553
                                     ---------    ---------    ---------    ---------    ---------    ---------

Net Income (Loss) ................   $   3,214    ($    260)    ($16,927)    ($25,886)    ($11,135)     ($4,154)
                                     =========    =========    =========    =========    =========    =========

OTHER DATA:
EBITDA (1) .......................   $   9,936    $   1,181    $  14,771      $27,259      $37,500      $38,825
Net cash provided by (used in)
  operating activities ...........       7,300       (1,419)       6,048        4,258       15,898       20,209
Net cash used in investing
  activities .....................      (7,515)     (47,252)     (90,757)     (23,384)     (12,138)     (12,161)
Net cash provided by (used in)
  financing activities ...........        (547)      48,966       92,193       13,039      (3,463)       (5,841)
Capital expenditures (2) .........       2,804          269        8,063       13,592        8,397       10,222
Ratio of earnings to fixed
  charges (3) ....................         4.2
Deficiency of earnings to fixed
  charges ........................                     $283      $12,829      $25,410      $10,685       $3,601

BALANCE SHEET DATA:
     (AT END OF YEAR)
Cash and cash equivalents ........   $     531    $     294    $   7,778    $   1,692    $   1,988    $   4,195
Total assets .....................   $  34,708    $  80,134    $ 189,388    $ 191,466    $ 172,109    $ 162,456
Total debt
  (including current maturities) .   $  14,845    $  63,315    $ 166,736    $ 180,483    $ 172,666    $ 166,627

Total stockholders' equity
  (deficit) ......................   $   9,361    $   6,481    ($ 10,020)  ($  36,113)  ($  42,998)  ($  48,026)


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


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See "--Special Note Regarding Forward-Looking Information."


Overview

     The Company is an independent provider of collect and prepaid calling services to local, county, state, and private correctional facilities in the U.S. The Company derives substantially all of its revenues from its operation of inmate telecommunications systems located in correctional facilities in 43 states and the District of Columbia. As of December 31, 2000, the Company served 1,936 correctional facilities.

     The Company's inmate telecommunications services consist of collect call and prepaid services. The Company enters into multi-year agreements (generally three to five years) with the correctional facilities, pursuant to which the Company serves as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, the Company pays a percentage of its revenue from each correctional facility as a commission to that facility. Typically, the Company installs and retains ownership of the telephones and related equipment and provides additional services to correctional facilities that are tailored to the specialized needs of the correctional industry and to the requirements of the individual correctional facility, such as call activity reporting and call blocking. The Company also generates revenues from public pay telephones that are ancillary to its inmate telephone business.

     The Company accumulates call activity data from its various installations and bills its revenues related to this call activity through LECs or through third-party billing services. In addition, the Company accrues the related telecommunications costs for validating, transmitting, billing and collection, and allowances for uncollectible accounts based on historical experience.

     The Company's traditional inmate business consists of collect and prepaid services provided to correctional facilities. The Company also provides its Solutions services, representing validation, fraud management and billing services to third parties. The Company provides Solutions services for the inmate calls of a major RBOC. Under the terms of the agreement, the Company acquires at a discount the related accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC. However, under the terms of the agreement, all purchased receivables must be processed and validated through the Company's call management and billing system. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. Because the Company's revenues associated with this contract represent only a percentage of the face value of the receivables purchased, the associated uncollectible account expense and billing and collection fees represent a much higher percentage of revenue as compared to the Company's traditional inmate business. Consequently, the Company's telecommunications costs represent a higher percentage of revenue under this contract. There are minimal selling, general, and administrative ("SG&A") costs associated with this contract. The contract term is through January 31, 2003, and has no minimum volume commitment. The Company pays no facility commissions under this agreement. In February 2001, the RBOC notified the Company of its plans to exit the inmate market by the end of 2002 and consequently, the Company expects its revenues to gradually decline from this contract over the next two years. The Company may not have the ability to replace this revenue although it is reasonable to expect that some portion of this RBOC's customers will be converted to Evercom's traditional inmate business. The Company also provides Solutions services to other inmate telecommunications companies.

     The Company's principal operating expenses consist of (i) telecommunication costs; (ii) commissions paid to correctional facilities, which are typically expressed as a percentage of either gross or net revenues, fixed for the term of the agreements with the facilities, and in some cases are subject to monthly minimum amounts; (iii) field operations and maintenance costs, which consist primarily of field service on the Company's installed base of inmate telephones, and (iv) SG&A costs.

     Telecommunications Costs. The principal components of telecommunication costs are long distance transmission costs, local access costs, third party billing costs, and cost of uncollectible accounts. Historically, long distance costs have consisted of charges for minutes of use purchased from IXCs. The Company has also entered into agreements to lease lines connecting urban areas and correctional facilities. Local access charges consist of monthly line and usage charges paid to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, and on a per message or per minute rate based on the time and duration of the call. Third party billing costs consist of costs of collecting revenues from called parties. Expenses associated with uncollectible accounts are a significant cost in providing inmate telecommunications services.

     Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with the facility. Commission rates are a principal basis of competition for obtaining and retaining contracts. The Company's ability to offer increasingly attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for large facilities have higher commission rates, but these higher commission rates are typically offset by lower network charges, field maintenance, and SG&A expenses as a percentage of revenue. The commission rates paid by the Company in its traditional inmate business have increased in each period, from 33.7% in 1998 to 35.7% in 2000. This increase is due primarily to higher facility commissions on contracts obtained by the Company through acquisitions, competition for larger facilities, and increased commission rates on renewals. Commission rates are expected to gradually increase as a percentage of revenues in the future. The overall commission percentage to total revenues of 32.3% in 2000 includes the effect of the Solutions services provided under the Company's agreements with a major RBOC and other inmate telecommunications carriers, under which no commissions are paid.

     Field Operations and Maintenance. Field operations and maintenance consist of maintenance costs associated with inmate phones and related equipment. These costs are relatively small and more constant components of operating expense.

     Selling, General, and Administrative. SG&A expenses consist of corporate overhead and selling expense. These costs are also relatively small and more constant components of operating expenses.

     Restructuring Costs. The Company integrated its acquired operations into its existing operations, which resulted in a restructuring charge of $1.2 million in 1998.

     Company History. The Company became the holding company for the operations of its predecessors, AmeriTel and Talton Telecommunications, effective December 1, 1996. The Company also acquired the operations of Tataka on April 2, 1997, STC on June 27, 1997, CCC on July 31, 1997, InVision on October 6, 1997, NAI on December 1, 1997, PTC on December 18, 1997, ILD on January 1, 1998, MOG on February 1, 1998, Saratoga on July 1, 1998, and Alliance on June 1, 1999. The Company has completed the Acquisitions, which have been accounted for using the purchase method of accounting and the Company's results of operations therefore reflect the operations of these companies only subsequent to the effective dates of their respective acquisitions.

Results of Operations

     The following table sets forth, for the periods indicated, the combined historical results of operations of the Company.


                                                     Years Ended December 31,

                                        1998                 1999                     2000


Operating revenues ........   $ 225,293      100.0%  $ 236,801      100.0%  $ 234,510      100.0%
Operating expenses:
  Telecommunication costs .      99,843       44.3     104,376       44.1      95,622       40.8
  Facility commissions ....      71,206       31.6      71,359       30.1      75,702       32.3
  Field operations and
    maintenance ...........       7,817        3.5       6,428        2.7       6,668        2.8
  Selling, general, and
    administrative ........      17,661        7.8      17,214        7.3      17,748        7.6
  Depreciation and
    impairment ............       6,692        3.0       7,200        3.0       8,144        3.5
  Amortization of
    intangibles ...........      26,339       11.7      21,527        9.1      14,920        6.3
  Restructuring and other
    charges(income)  ......       1,743        0.8         (69)       0.0                    0.0
                              ---------      -----     ---------    -----     ---------    -----

Total operating expenses ..     231,301      102.7     228,035       96.3     218,804       93.3

Operating income (loss)  ..      (6,008)      (2.7)      8,766        3.7      15,706        6.7
Other (income) expense ....
  Interest expense, net ...      19,638        8.7      19,458        8.2      19,362        8.2
  Other, net ..............        (236)      (0.1)         (7)      (0.0)        (55)      (0.0)
                              ---------      -----   ---------      -----   ---------      -----

Total other expense .......      19,402        8.6      19,451        8.2      19,307        8.2
                              ---------      -----   ---------      -----   ---------      -----

Loss before income taxes ..     (25,410)     (11.3)    (10,685)      (4.5)     (3,601)      (1.5)
Income tax expense ........         476        0.2         450        0.2         553        0.2
                              ---------      -----   ---------      -----   ---------      -----

Net loss ..................   $ (25,886)     (11.5)% $ (11,135)      (4.7)% $  (4,154)      (1.7)%
                              =========      =====   =========      =====   =========      =====

EBITDA ....................   $  27,259       12.1 % $  37,500       15.8%  $  38,825       16.6%
                              =========      =====   =========      =====   =========      =====


     Year Ended December 31, 2000 (Consolidated Results of Operations of the Company) compared to year ended December 31, 1999 (Consolidated Results of Operations of the Company).

     Operating Revenues. The Company's operating revenues decreased by $2.3 million, or 1.0%, from $236.8 million for the year ended December 31, 1999 to $234.5 million for the year ended December 31, 2000. The decrease in operating revenues was caused by the loss of certain contracts to service inmate facilities as a result of market competition. The decrease was also due in part to enhanced validation procedures, which are a result of the Company's recent systems integrations. Validation is designed to reduce the Company's exposure to uncollectible accounts by denying access to calls to customers with higher credit risk, thereby reducing revenue along with costs of uncollectible accounts.

     Operating Expenses. Total operating expenses decreased by $9.2 million from $228.0 million in 1999 to $218.8 million in 2000. Operating expenses as a percentage of operating revenues decreased by 3.0% from 96.3% for the year ended December 31, 1999 to 93.3% for the year ended December 31, 2000. The decrease in operating expenses as a percentage of revenues is primarily due to factors discussed below.

     Telecommunications costs decreased by $8.8 million, from $104.4 million in 1999 to $95.6 million in 2000. Telecommunication costs represented 44.1% of operating revenues in 1999 and 40.8% of operating revenues in 2000, a decrease of 3.3%. The percentage decrease in telecommunications costs as a percentage of operating revenues is primarily due to a decline in bad debt expense as a result of enhanced validation due to the Company's recent system integrations and savings generated from new long distance contracts.

     The Company's overall telecommunications costs as a percentage of revenues of 40.8% for 2000 and 44.1% for 1999 include the effect of the Company's Solutions services provided to a major RBOC and other inmate telecommunications carriers as discussed in "Overview." These Solutions services exhibit higher telecommunication costs as a percentage of revenue than the Company's traditional inmate business.

     Facility commissions increased by $4.3 million, from $71.4 million in 1999 to $75.7 million in 2000. Facility commissions represented 30.1% of operating revenues in 1999 and 32.3% in 2000, an increase of 2.2%. The overall commission percentage to total revenue includes the effect of the billing and collection services provided to a major RBOC as discussed in "Overview." Commission expenses as a percentage of revenue for the Company's traditional inmate collect business was 33.8% and 35.7% for the years ended December 31, 1999 and 2000, respectively. Facility commissions are expected to gradually increase as a percentage of revenue in the future.

     Field operations and maintenance costs increased by $0.3 million, from $6.4 million in 1999 to $6.7 million in 2000. Field operations and maintenance costs represented 2.7% of operating revenues in 1999 and 2.8% of operating revenues in 2000, an increase of 0.1%. The Company has substantially completed its consolidation and integration of its acquisitions. Consequently, field operations and maintenance costs are expected to be a relatively constant component of the Company's cost structure.

     SG&A costs increased by $0.5 million, from $17.2 million in 1999 to $17.7 million in 2000. SG&A represented 7.3% of operating revenues in 1999 and 7.6% of operating revenues in 2000, an increase of 0.3%. This increase is primarily due to increased staffing to support enhancements to the Company's information systems and to execute new sales initiatives.

     Total depreciation and amortization costs decreased by $5.6 million, from $28.7 million in 1999 to $23.1 million in 2000. Depreciation and amortization costs represented 12.1% of operating revenues in 1999 and 9.8% of operating revenues in 2000, a decrease of 2.3%. The decrease as a percentage of operating revenues is primarily due to amortization associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and overall amortization expense declines. Amortization expense will continue to be a substantial portion of the Company's operating expenses.

     Other (income) expense, consisting primarily of interest expense, remained relatively constant at $19.5 million in 1999 and $19.3 million in 2000.

     Net Loss. The Company's net loss decreased by $7.0 million, from $11.1 million in 1999 to $4.2 million in 2000 as a result of the factors described above.

     EBITDA increased by $1.3 million from $37.5 million in 1999 to $38.8 million in 2000. EBITDA as a percentage of operating revenues increased from 15.8% in 1999 to 16.6% in 2000 due to the factors described above.

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


Year Ended December 31, 1999 (Consolidated Results of Operations of the Company) compared to year ended December 31, 1998 (Consolidated Results of Operations of the Company)

     Operating Revenues. The Company's operating revenues increased by $11.5 million, or 5.1%, from $225.3 million for the year ended December 31, 1998 to $236.8 million for the year ended December 31, 1999. The increase in operating revenues was primarily due to growth in Solutions services provided to an RBOC and acquisitions by the Company of Alliance in 1999 and Saratoga in 1998. As of December 31, 1999, the Company served 2,017 correctional facilities in 44 states. The Company's contract with the State of Alabama was not renewed, resulting in a reduction in revenue and EBTIDA in fiscal year 1999 of $7.1 million and $1.3 million, respectively, when compared to fiscal year 1998.

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

     Telecommunications costs increased by $4.6 million, from $99.8 million in 1998 to $104.4 million in 1999. Telecommunication costs represented 44.3% of operating revenues in 1998 and 44.1% of operating revenues in 1999, a decrease of 0.2%. The percentage decrease is primarily due to savings generated from new long distance contracts. These savings were partially offset by higher uncollectible expenses resulting from the Company's consolidation efforts in 1999.

     The Company's overall telecommunications costs as a percentage of revenues of 44.3% for 1998 and 44.1% for 1999 include the effect of the Company's Solutions services provided to a major RBOC as discussed in "Overview." These billing and collection services exhibit higher telecommunication costs as a percentage of revenue than the Company's traditional inmate collect business.

     Facility commissions increased by $0.2 million, from $71.2 million in 1998 to $71.4 million in 1999. Facility commissions represented 31.6% of operating revenues in 1998 and 30.1% in 1999, a decrease of 1.5%. The overall commission percentage to total revenue of 30.1% in 1999 includes the effect of the Solutions services provided to a major RBOC as discussed in "Overview." Commission expenses as a percentage of revenue for the Company's traditional inmate business was 33.7% and 33.8% for the years ended December 31, 1998 and 1999, respectively. Facility commissions are expected to gradually increase as a percentage of revenue in the future.

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


Liquidity and Capital Resources

     The Company anticipates that its principal uses of cash will be to provide working capital, meet debt service requirements, and to repay principal under the Senior Credit Facility (as defined). Regarding working capital, the Company received notice that one of its billing agents intends to begin remitting funds to the Company in 44 days as compared to their historical 30 day payment schedule. This change would reduce the Company's end of month liquidity by approximately $8 million. The billing agent has informally and tentatively agreed not to make this change until, at the earliest, December of 2001. The Company expects that its principal sources of funds will be cash flow from operations, proceeds from new equity issued on May 30, 2001, as further discussed herein, and borrowings under the Senior Credit Facility. The Company anticipates that its primary capital expenditures will be for capital items required to implement new contracts entered into by the Company, although the Company does not have any material commitments for capital expenditures. Management believes that cash flow from operations, borrowings on the Senior Credit Facility and proceeds from the May 30, 2001 new equity will be sufficient to fund the requirements of the Company for at least the next 12 months.


     In March 1999, the Company raised $5 million of equity from its existing shareholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at a price of $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series "A" Stock and a warrant to acquire one share of Common Stock for $1,000 per share. The First Preferred Series "A" Stock is entitled to receive dividends at the applicable First Preferred Series "A" Rate, payable quarterly commencing on April 1, 1999. Such dividends are payable out of funds legally available therefore, are payable only when, as, and if declared by the Board of Directors, are cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series "A" Rate until paid. The First Preferred Series "A" Rate will be 8% per annum through March 31, 2001, 10% per annum from April 1, 2001 through June 30, 2001, and thereafter will increase by 0.5% for each additional three month period up to a maximum of 16% per annum. The First Preferred Series "A" Stock ranks senior to all classes of the Company's common stock but ranks junior to the Senior Preferred Stock of the Company (the "Senior Preferred Stock") with respect to dividend rights and rights upon liquidation. The warrants have a strike price of $1,000 per share and will expire, if not sooner exercised, on December 31, 2007. As a result of the issuance of the First Preferred Series "A" Stock and warrants, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waived the lenders' rights to the proceeds raised by the Company from the issuance.

     In conjunction with the March 1999 equity offering, the preferred dividend rates on the original Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series "A" Stock.

     Also in March 1999 and in conjunction with the issuance of the First Preferred Series "A" Stock and warrants, the Company amended and restated its Senior Credit Facility. The amendment increased the Company's borrowing capacity under the term loan facility of the Senior Credit Facility by $5.5 million, which bears interest at similar rates to the existing borrowings under the Senior Credit Facility. The Company borrowed the additional $5.5 million in March 1999 and concurrently repaid $5 million under the revolving portion of the Senior Credit Facility.

     As of May 30, 2001, without consideration of the May 30, 2001 new equity offering discussed herein, the Company had $6.2 million of available borrowing capacity under the Senior Credit Facility.

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

     Net cash provided by operating activities was $20.2 million for the year ended December 31, 2000, as compared to net cash provided by operating activities of $15.9 million for the year ended December 31, 1999. Net cash provided by operating activities in 2000 increased from 1999 primarily due to a $1.3 million increase in operating income, before consideration of depreciation and amortization. The remaining variance is due to the timing of various cash receipts and disbursements in the normal course of business.

     Cash used in investing activities was $12.2 million for the year ended December 31, 2000, as compared to $12.1 million for the year ended December 31, 1999. Cash used in investing activities in 2000 consisted primarily of $10.2 million for new business, contract renewals and infrastructure improvements. Also in 2000, the Company paid $1.9 million in deferred purchase prices and costs primarily relating to acquisitions in prior years. Cash used in investing activities of $12.1 million in 1999 consisted primarily of $3.7 million in payments related to acquisitions made in 1997 and $8.4 million for new business contract renewals and infrastructure improvements.

     Cash used in financing activities was $5.8 million for the year ended December 31, 2000, as compared to $3.5 million in 1999. Cash used in financing activities in 2000 consisted primarily of repayments of $12.4 million of borrowings under the Senior Credit Facility offset by new borrowings under the Senior Credit Facility of $7.0 million. Cash used in financing activities of $3.5 million in 1999 consisted primarily of repayments of $12.6 million of borrowings under the Senior Credit Facility and repayment of a $950,000 note payable relating to the MOG acquisition offset by $5.5 million of borrowings under the new term loan facility and $4.9 million of net proceeds raised by the issuance of new preferred stock in March of 1999.

     The Senior Credit Facility, as amended on May 30, 2001 further discussed herein, consists of (a) $55.0 million term loan acquisition facility all of which has been borrowed and upon which $27.5 million of scheduled principal payments had been made as of December 31, 2000, (b) $10.5 million of additional term loan facilities which has been borrowed as of December 31, 2000 (availability of a $2.5 million additional term loan expired because the Company did not achieve certain financial performance for the year ended December 31,
2000), and (c) a $25.0 million revolving loan facility (which includes a $10.0 million letter of credit facility) upon which $13.5 million had been borrowed as of December 31, 2000. Scheduled principal payments under the Senior Credit Facility bear interest, at the option of the Company, at either (i) the Base Rate (i.e., the higher of Canadian Imperial Bank of Commerce's ("CIBC") reference rate or the overnight federal funds rate plus 0.5%) plus a margin that varies from 150 to 350 basis points, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior Credit Facility); or (ii) the LIBOR plus a margin that varies from 275 to 450 basis points, depending on the Company's Total Debt to EBITDA Ratio.

     The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBO rate loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Scheduled principal payments on the term loan facility are approximately, $13.8 million, and $24.2 million during the years ended 2001, and 2002 respectively. All outstanding principal and interest under the Senior Credit facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all the assets of the Company and its subsidiaries.

     As of December 31, 2000, the Company has approximately $166.6 million of long-term indebtedness outstanding, including (i) $115.0 million of the Senior
Notes outstanding at an interest rate of 11.0%, (ii) $51.5 million of indebtedness under the Senior Credit Facility, and (iii) $0.1 million of other indebtedness consisting primarily of deferred acquisitions costs and capital leases. As of December 31, 2000, the Company had available borrowing capacity under the revolving credit portion of its Senior Credit Facility of approximately $9.7 million, subject to borrowing base limitations and certain conditions.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure on its loan under the Senior Credit Facility. At December 31, 2000, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBO rate portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBO rate margin.

     The Senior Credit Facility and the 11% Series "B" Senior Notes contain numerous restrictive covenants including, among others, limitations on the ability of the Company to incur additional indebtedness, to create liens and other encumbrances, to make certain payments and investments, to sell or otherwise dispose of assets, or to merge or consolidate with another entity. The Senior Credit Facility also requires the Company to meet certain financial tests on a consolidated basis, some of which may be more restrictive in future years. Based on the Company's current forecast, certain of these financial tests are likely to not be met by March 31, 2002. The Company's failure to comply with its obligations under the Senior Credit Facility, or in agreements relating to indebtedness incurred in the future, could result in an event of default under such agreements, which could permit acceleration of the related debt and acceleration of debt under other financing arrangements that may contain cross-acceleration or cross-default provisions. In addition, because interest under the Senior Credit Facility accrues at floating rates, the Company remains subject to interest rate risk with respect to a significant portion of its indebtedness.


     Equity Offering and Senior Credit Facility Amendment

     On April 10, 2001, the Company's Board of Directors approved a plan to offer to sell 12,000 shares of the Company's Class "A" Common stock for $750 per share to the Company's existing shareholders. Irrevocable commitments to fund this $9 million of new equity were in place on May 30, 2001 with funding scheduled for June 4, 2001. As part of this offer, each subscribing shareholder received their pro-rata share of warrants equal to 4.5% of the Company's fully diluted common stock. The warrants expire on May 30, 2006 and are convertible to the Company's Class "A" Common Stock at $750 per share.

     On May 30, 2001, and in conjunction with the commitment from its existing shareholders and other investors to purchase 12,000 shares of the Company's Common stock for $750 per share, the Company and its Senior Credit Facility lenders amended the Company's Senior Credit Facility. The amendment changed the requirements and definitions of certain financial covenants through December 31, 2001 and increased the Company's ability to enter into capital lease arrangements from $2.5 million to $5 million. Additionally, the amendment waived the Senior Credit Facility Lender's rights to the proceeds from the May 30, 2001 issuance of common stock and waived all outstanding defaults under the Senior Credit Facility. An amendment fee equal to 0.75% of outstanding commitments, or $0.4 million, was paid to the Senior Credit Facility lenders to effect this amendment. Additionally, the amendment increased all interest rates under the Senior Credit Facility by 0.5% (50 basis points) until June 30, 2002.


Acquisition

     On May 30, 2001 with closing subject to funding of the May 30, 2001, new equity issuance and approval from the Senior Credit Facility lenders, the Company acquired all of the capital stock of FortuneLinx, Inc., for shares of the Company's Class "A" Common stock equal to 6% of the Company's common stock on a fully diluted basis as of the closing date. Of the 6%, 3% was issued on May 30, 2001, and the remaining 3% will be issued twelve months after the acquisition date if certain financial performance objectives are achieved. Additionally, options were issued to the sellers allowing them to purchase up to 1% of the Company's common stock, on a fully diluted basis, at an exercise price of $2,000 per share. In conjunction with the closing, a note payable to a FortuneLinx shareholder in the principal amount of $780,000 will be repaid plus accrued interest.

Income Taxes

     Since the Company's acquisitions of AmeriTel, Talton Telecommunications, MOG and Saratoga were stock purchases, the Company was required to retain the tax bases of AmeriTel, Talton Telecommunications, MOG and Saratoga in the assets acquired. As a result, the Company will not be entitled to a tax deduction for the amortization of goodwill or the depreciation and amortization of certain other tangible and intangible assets related to these acquisitions. The Company has provided deferred income tax liabilities for differences in the financial accounting and tax bases of its tangible and identifiable intangible assets. However, in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," future amortization of non-deductible goodwill will be treated as a permanent difference in the Company's financial statements.


Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and hedging Activities," was issued in June 1998, and requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal year beginning after January 1, 2001. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's financial position or results of operations.


Risk Factors


    Our Competitors Have Greater Resources Than We Do

     The inmate telecommunications industry is highly competitive. We compete with numerous providers of inmate telephone services such as RBOCs, LECs, IXCs, including major long distance carriers such as AT&T, MCI, and Sprint, and independent public pay telephone and inmate telephone companies. Many of our competitors are larger and better capitalized and have greater financial resources available than we do. We believe that the principal competitive factors in the inmate telecommunications market are

o    rates of commissions paid to the correctional facilities;
o    system features and  functionality;
o    system reliability and service;
o    the  ability  to   customize   inmate  call   processing   systems  to  the
     specifications and needs of the particular correctional facility; and
o    relationships with correctional facilities.

     If we are required to pay higher commissions to retain our existing contracts or obtain new contracts, there could be a material adverse effect on us and on the value of our Common Stock.

     Historically, federal and state facilities, which are generally bid on a system-wide basis, have been served by RBOCs, large LECs, and IXCs. These providers have generally not, however, focused on the smaller city and county correctional systems, which are typically negotiated on a facility-by-facility basis. As a result, a significant portion of city and county correctional facilities, which constitute a substantial majority of our customers, are served by independent inmate telephone and independent public pay telephone companies. A decision by RBOCs, large LECs, or IXCs to pursue actively contracts with city and county correctional facilities could have a material adverse effect on us and on the value of our Common Stock.

     Our ability to offer competitive commission rates depends on effectively controlling costs, which in turn necessitates capital expenditures for software and systems. If IXCs, RBOCs, and large LECs, which have significantly greater financial resources than we do and are able to connect calls on their owned networks for a negligible marginal cost, were to focus on the inmate telecommunications market, we could face substantial competition and subsequent increases in commission rates or reduction in market share, which could have a material adverse effect on us and on the value of our Common Stock.


Some of What We Bill is Uncollectible, and We May Underestimate This Number

     We are required to carry a reserve on our books for future charge-backs from LECs and third party clearinghouses for uncollectible amounts when such amounts exceed the reserves initially withheld by the LECs and clearinghouses. We set the reserves on our books using historical data on charge-backs for each LEC or other billing service providers. The setting of these reserves requires substantial use of estimation, and actual expenses associated with uncollectible accounts could differ from our estimates. Factors that could cause actual expenses associated with uncollectible accounts to vary from our estimates include difficulties in estimating reserves for acquired contracts and variations in expenses associated with uncollectible accounts among LECs. These variations could potentially lead to an increase in our expenses associated with uncollectible accounts, which could have a material adverse effect on us and on the value of our Common Stock.


Our Acquisition Strategy May Be Unsuccessful, and We Must Successfully Integrate Companies That We Acquire

     We constantly evaluate acquisition opportunities and are currently evaluating possible acquisition candidates. We evaluate specific acquisition opportunities based on market conditions and economic factors existing at the time and intend to pursue favorable opportunities as they arise. We may encounter increased competition for acquisitions in the future, which could result in higher prices for acquisition candidates. We cannot assure you that we will find suitable acquisition candidates at acceptable prices, have sufficient available capital resources to realize our acquisition strategy, be successful in entering into definitive agreements for desired acquisitions, or that any such acquisitions, if consummated, will prove to be advantageous to us.

     The success of our growth strategy is also dependent on our ability to integrate acquired operations into existing operations. In addition, our success is dependent on our ability to expand internal operations. Our ability to manage our anticipated future growth will depend on a number of factors, including our ability to:

o    evaluate new contract opportunities,
o    monitor operations,
o    control costs,
o    maintain effective quality control,

o    obtain   satisfactory   and  cost-   effective   lease   rights   from  and
     interconnection agreements with companies that own transmission lines, and
o    expand our internal management, technical, and accounting systems.

     Our rapid growth has placed, and our planned future growth will continue to place, a significant strain on our financial, management, and operational resources. We cannot assure you that the integration of the operations of future acquisitions and continued expansion of internal operations will not require the investment of capital or result in unforeseen difficulties or absorb significant management resources at levels higher than that anticipated by our management, or that we will realize meaningful economies of scale or operating efficiencies from our acquisitions. In addition, acquisitions and the establishment of new operations will entail considerable expenses in advance of anticipated revenues and may cause substantial fluctuations in our operating results.

     Our failure to successfully integrate acquired operations could have a material adverse effect on us and the value of our Common Stock. Our acquisition strategy results in the amortization of acquired contracts over a relatively short period of time, generally one to three years. We had capitalized $71.6 million of acquired facility contracts as of December 31, 2000. As of December 31, 2000, we had capitalized $84.7 million of goodwill. This could lead to operating losses that could have a material adverse effect on us and on the value of our Common Stock.


We Are Carrying a Large Amount of Debt That Restricts Our Ability to Operate Our Business

     We have significant debt and debt service obligations. Our Senior Credit Facility with Canadian Imperial Bank of Commerce as an agent for a syndicate of lenders provides for (a) a term loan acquisition facility of $55.0 million (b) an additional $10.5 million term loan facility and (c) a revolving loan facility of $25.0 million (which includes a $10.0 million letter of credit facility). In addition, on June 27, 1997, we sold $115,000,000 principal amount of 11% Senior Notes due 2007. At December 31, 2000, we had approximately $166.6 million of long-term debt outstanding (including current maturities).


     Our significant debt level will have several important consequences to holders of our Common Stock, including, but not limited to, the following:


o we will be required to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal repayment obligations in connection with the Senior Notes, the Senior Credit Facility, and other permitted indebtedness thereby reducing the funds available for our operations, capital expenditures, and other purposes;

o our debt level and the covenants contained in the Senior Credit Facility and the indenture with respect to the Senior Notes will limit our ability to obtain additional financing, pay dividends, repurchase stock, make investments, grant liens, and take other actions that may be in the best interests of our stockholders; and

o our substantial debt level may make us more vulnerable to economic fluctuations, limit our ability to withstand competitive pressures, and reduce our flexibility in responding to changing business and economic conditions.

     In addition, our indebtedness under the Senior Credit Facility bears interest at floating rates, which could adversely affect our ability to service our debt if interest rates rise.

     We cannot assure you that we will be able to meet our debt service obligations. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if we otherwise fail to comply with the various covenants contained in our debt obligations, we would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity thereof and could cause defaults under our other indebtedness. Our ability to repay or refinance our obligations with respect to our indebtedness will depend on our future financial and operating results, which in turn, will be subject to prevailing economic and competitive conditions and to certain financial, business, and other factors, many of which are beyond our control.


We Have a Limited Operating History and Have Accumulated Deficits

     We were founded in December 1996. Accordingly, we have a limited operating history upon which an evaluation of us and our prospects can be based. We believe that our future success will depend on our ability to significantly increase revenues, which we cannot assure you will happen. Additionally, our limited operating history makes the accurate prediction of future operating results difficult or impossible, and we cannot assure you that our revenues will increase or even continue at their current level or that we will maintain profitability or generate cash from operations in future periods. As of December 31, 2000, we had an accumulated deficit of $73.2 million. We may experience losses in the future which could have a material adverse effect on us and on the value of our Common Stock.


We Are Dependent On Transmission Facilities-Based Carriers

     We do not own telecommunications transmission lines. Accordingly, telephone calls made from correctional facilities are connected through transmission lines that we lease under a variety of arrangements with transmission facilities-based long distance carriers, some of which are or may become our competitors. Our calls are transmitted via facilities leased on a per minute or monthly basis. Accordingly, we are vulnerable to increases in our cost basis. If there is an increase in demand for telecommunications services (for example, data services) beyond the increase in supply of transmission facilities, our costs could increase, which could have a material adverse effect on us and on the value of our Common Stock.

Changes in Regulation Could Adversely Affect Our Business

     The inmate telecommunications industry is regulated by both the Federal Communications Commission (the "FCC") and state public utility commissions. Our operations are also significantly affected by the regulation of other telecommunications businesses, including LECs and IXCs. Changes in the laws and regulations governing our business or other telecommunications businesses could have a material adverse effect on us and on the value of our Common Stock.

     At the federal level, the industry is currently in a period of substantial regulatory change in the aftermath of the Telecommunications Act of 1996 (the "Telecom Act"), which, among other things, directed the FCC to restructure and to change the regulatory framework of the pay telephone industry, including the inmate telephone industry. Because the FCC is still in the process of implementing its new regulations, and because several aspects of rule changes proposed by the FCC are subject to requests for reconsideration, clarification, and final resolution in related proceedings, the ultimate effect of regulatory changes on our business is uncertain.

     In addition to adopting regulations implementing the Telecom Act, the FCC also recently adopted new regulations for interstate calls requiring inmate telephone service providers to announce to called parties, before the called party incurs any charges, that rate quotes may be obtained by dialing no more than two digits or remaining on the line. We were required to come into compliance with these new rules by October 1, 1999, and we believe that we are substantially in compliance. Regulatory authorities do have authority to impose fines and other sanctions for any violation of these rules. These new regulations could result in an increase in our costs by slightly increasing the non-billable network hold time for interstate collect calls. In addition, the announcement of rate quotes may lead to called parties refusing to accept calls. The exact effect of the new regulations is difficult to predict, as it will depend in large part on how frequently called parties opt to receive a rate quote.

     We charge relatively high rates for completing inmate collect, and prepaid calls. Many states have set maximum rates that can be charged for inmate collect calls. If regulators reduce the rates that may be charged, there could be a material adverse effect on us and on the value of our Common Stock.


Our Market Growth May Stagnate or Decline

     Our future growth could be affected by negative trends in the growth of the number of correctional facilities or the number of prisoners. If the societal and political trends that have led to this growth rate abate, the growth of the corrections industry could stagnate or decline, and this would have a material adverse effect on us and on the value of our Common Stock. In particular, if the drug laws or mandatory sentencing laws that have been enacted in the last decade are repealed or reduced in scope, there could be an adverse effect on the growth of the inmate population, which could effect our future success and the value of our Common Stock. In addition, state prison authorities in the State of Texas have adopted policies severely restricting the making of telephone calls by inmates in state correctional facilities. The adoption of similar policies by other states could severely reduce the size of the inmate telecommunications market and have a material adverse effect on us and on the value of our Common Stock.


Our New Business Line is Unproven For Us and May Prove Unsuccessful

     We are pursuing a new line of business that we call the "Solutions" business. The Solutions business is similar to the capabilities and services that we provide to one of the RBOCs today. The foundation of our Solutions business is our intelligent call management, billing, and fraud control capabilities. We are strengthening the underlying Solutions applications, and have been successful in creating interest with potential new customers as evidenced by recent new contract activity. We have limited experience in obtaining contracts to provide, and in providing, such services to third parties, and we cannot assure you that we will be successful in either of these endeavors. Our failure to secure opportunities to provide these services to third parties, to successfully provide these services, or to generate revenues from these services could have a material adverse effect on our future success and on the value of our Common Stock.


If We Cannot Recruit and Retain Key Personnel, We Will Have Difficulty Executing Our Strategy

     Our success is dependent on the efforts of certain of our officers, senior management, technical, and other personnel, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for such employees is intense, and we believe that it would be difficult to replace the expertise and experience of such persons in the event that the services of one or more such persons were to become unavailable. Accordingly, the loss of the services of one or more of these individuals without adequate replacement could have a material adverse effect on us and our ability to implement our business strategy and to achieve our goals, and could have a material adverse effect on the value of our Common Stock. In addition, our failure to attract and retain additional management to support our business strategy could also have a material adverse effect on us.


We Lack Patents and Might Be Challenged For Infringement

     None of our internally developed call processing technology has been patented. Accordingly, such technology and intellectual property rights could infringe on other parties' intellectual property rights and could be contested or challenged. We have received notice from two parties that certain features of our call processing technology may infringe upon such parties' patents. Should our call processor or any material feature thereof be determined to violate applicable patents, we would be required to cease using these features or to obtain appropriate licenses for the use of such technology, either of which could have a material adverse effect upon us and on the value of our Common Stock.


We Have Governmental Entities As Customers

     Our customers include state and local governmental entities responsible for the administration and operation of correctional facilities. We are subject, therefore, to the administrative policies and procedures employed by, and the regulations that govern the activities of, these governmental entities, including policies, procedures, and regulations concerning the procurement and retention of contract rights and the provision of services. We cannot assure you that our operations will not be adversely affected by the policies and procedures employed by, or the regulations that govern the activities of, these governmental entities or that we will not be limited in our ability to secure additional customer contracts, renew existing customer contracts, or consummate acquisitions as a result of such policies, procedures, and regulations.


Our Business Experiences Rapid Technological Change and New Services

     The telecommunications industry has been characterized by rapid technological advancements, frequent new service introductions, and evolving industry standards. Management believes that our future success will depend on its ability to anticipate and respond to such changes and new technology. We cannot assure you that we will not be materially adversely affected by the introduction and acceptance of new technology. Some of our technology, such as our call processor technology, has not yet been implemented in all of the facilities that we service.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company uses fixed and variable rate debt to partially finance budgeted expenditures. These agreements expose the Company to market risk associated with changes in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate risk exposure under the Senior Credit Facility. At December 31, 2000, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001 and caps interest on the LIBO rate portion of the term loan of the Senior Credit Facility at 7.5%, plus the applicable LIBO rate margin.

     The following table presents the carrying and fair value of the Company's debt along with average interest rates. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.




Expected
Maturity                                                                                Fair
Date             2001          2002     2003   2004    Thereafter        Total          Value


Variable
Rate Debt
(1)          $13,776,766    $37,750,000                              $ 51,526,766   $ 51,526,766

Fixed Rate
Debt (2)
                                                     $115,000,000    $115,000,000   $ 82,800,000

Interest
Rate
CAP                                                                                      -0-

(1)     The average interest rate on variable debt is 10.57%
(2)     The interest rate on the fixed rate debt is 11%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Financial Statements and Schedules


                                                                            Page

Evercom, Inc. and Subsidiaries.................................................

Independent Auditors' Report..................................................38

    Consolidated Balance Sheets at December 31,
       1999 and 2000..........................................................39

    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000............................40


    Consolidated Statements of Stockholders' Equity (Deficit)
       For each of the three years in the period ended
       December 31, 2000......................................................41

    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000............................42

    Notes to Consolidated Financial Statements................................43

    SUPPLEMENTARY DATA:

    Consolidated Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000..................62

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
    Stockholders of Evercom, Inc., and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Evercom, Inc., and subsidiaries (the "Company")as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas

June 1, 2001



                                   EVERCOM, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
ASSETS                                                          1999                  2000
CURRENT ASSETS:
  Cash and cash equivalents                                  $  1,987,732           $  4,195,034
  Accounts receivable, net                                     38,262,832             38,302,469
  Refundable income taxes                                         364,204                258,993
  Inventories                                                   3,512,073              4,167,609
  Prepaid expenses and other current assets                       380,797                668,623
  Deferred income tax assets                                    1,496,528              1,802,826
                                                            -------------          -------------

     Total current assets                                      46,004,166             49,395,554

PROPERTY AND EQUIPMENT, Net                                    28,375,357             27,069,245

INTANGIBLE AND OTHER ASSETS, Net                               97,729,033             85,991,382
                                                            -------------          -------------


TOTAL                                                       $ 172,108,556          $ 162,456,181
                                                            =============          =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                          $ 19,492,283           $ 21,122,288
   Income taxes payable                                           250,000                500,000
   Accrued expenses                                            21,201,463             20,430,296
   Current portion of long-term debt                           12,434,468             13,776,766
                                                            -------------          -------------

     Total current liabilities                                 53,378,214             55,829,350

LONG-TERM DEBT                                                159,526,766            152,750,000

OTHER LONG-TERM LIABILITIES                                       705,000                100,000

DEFERRED INCOME TAXES                                           1,496,528              1,802,826

COMMITMENTS AND CONTINGENCIES (see notes)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, Senior and First Preferred
     Series A, $.01 par value; 6,000 and 5,000 shares
     authorized, 5,925 and 5,000 shares issued
     and outstanding, respectively (cumulative
     liquidation value of $5,925,000 and $5,000,000
     respectively) as of December 31, 1999 and
     December 31, 2000.                                               109                    109
   Common stock, $.01 par value; 50,000 shares
     authorized; 16,433 shares issued and
     outstanding as of December 31, 1999 and
     December 31, 2000, respectively.                                 164                    164
   Additional paid-in-capital                                  26,080,416             25,206,414
   Accumulated deficit                                        (69,078,641)           (73,232,682)
                                                            -------------          -------------

   Total stockholders' equity (deficit)                       (42,997,952)           (48,025,995)
                                                            -------------          -------------

TOTAL                                                       $ 172,108,556          $ 162,456,181
                                                            =============          =============



                           See notes to consolidated financial statements




                                    EVERCOM INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended December 31,

                                                  1998               1999               2000
                                             ---------------    ---------------    ----------------

OPERATING REVENUE                             $225,292,986      $  236,800,742     $  234,509,613


OPERATING EXPENSES:
   Telecommunication costs                      99,842,779         104,376,362         95,621,886
   Facility commissions                         71,205,505          71,359,313         75,702,367
   Field operations and maintenance              7,817,165           6,428,038          6,667,465
   Selling, general and administrative          17,661,406          17,213,817         17,747,660
   Depreciation and impairment                   6,691,954           7,199,737          8,144,151
   Amortization of intangibles                  26,338,961          21,526,471         14,920,328
   Restructure and other charges (income)        1,743,290             (68,615)                 -
                                              ------------       -------------      -------------

   Total operating expenses                    231,301,060         228,035,123        218,803,857
                                              ------------       -------------      -------------

OPERATING INCOME (LOSS)                         (6,008,074)          8,765,619         15,705,756

OTHER (INCOME) EXPENSE:
   Interest expense, net                        19,637,507          19,457,642         19,362,022
   Other (income), net                            (235,623)             (6,640)           (55,053)
                                              ------------      --------------     --------------

   Total other (income) expense                 19,401,884          19,451,002         19,306,969
                                              ------------      --------------     --------------

LOSS BEFORE INCOME TAXES                       (25,409,958)        (10,685,383)        (3,601,213)

INCOME TAX EXPENSE                                476,471             450,000             552,828
                                              ------------      --------------     --------------

NET LOSS                                       (25,886,429)        (11,135,383)        (4,154,041)

PREFERRED STOCK DIVIDENDS AND
   ACCRETION OF DISCOUNT                           474,000           1,233,613          1,479,289
                                              ------------      --------------     --------------

NET LOSS APPLICABLE TO COMMON STOCK           $(26,360,429)     $  (12,368,996)    $   (5,633,330)
                                              ============      ==============     ==============






                           See notes to consolidated financial statements



                                   EVERCOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                      Additional
                        Preferred Stock      Common Stock        Paid-in     Accumulated
                       Shares     Amount   Shares     Amount     Capital       Deficit       Total
                      ---------  -------  --------   ---------  ---------    ----------     --------

BALANCE, JAN 1, 1998    5,925       $59    16,200      $162    $22,036,963  ($32,056,829)  ($10,019,645)

Preferred dividends                                               (474,000)                    (474,000)

Issuance of common
  stock ...........                           133         1        266,599                      266,600

Net Loss ..........                                                          (25,886,429)   (25,886,429)
                      -------   -------   -------   -------   ------------  ------------   ------------

BALANCE, DECEMBER .
  31, 1998 ........     5,925        59    16,333       163     21,829,562   (57,943,258)   (36,113,474)

Preferred dividends                                               (794,432)                    (794,432)

Issuance of
preferred stock ...     5,000        50                          4,895,287                    4,895,337

Issuance of common
  stock ...........                           100         1        149,999                      150,000

Net loss ..........                                                          (11,135,383)   (11,135,383)
                      -------   -------   -------   -------   ------------  ------------   ------------

BALANCE, DECEMBER
  31, 1999 ........    10,925       109    16,433       164     26,080,416   (69,078,641)   (42,997,952)

Preferred dividends                                               (874,002)                    (874,002)

Net loss ..........                                                           (4,154,041)    (4,154,041)
                      -------   -------   -------   -------   ------------  ------------   ------------

BALANCE, DECEMBER
  31, 2000 ........    10,925      $109    16,433      $164    $25,206,414  ($73,232,682)  ($48,025,995)
                      =======   =======   =======   =======   ============  ============   ============





                           See notes to consolidated financial statements.



                                   EVERCOM, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEARS ENDED DECEMBER 31,
                                                                          1998            1999             2000
                                                                      ------------    ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................                   ($25,886,429)   ($11,135,383)     ($4,154,041)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and impairment ............                            6,691,954       7,199,737        8,144,151
    Amortization of intangible assets, .....                           27,482,445      22,554,290       16,026,275
      including deferred financing costs and bond discount
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
        Accounts receivable .............                             (22,232,694)        893,098         (265,652)
        Inventories .....................                                (606,359)     (1,151,793)        (655,536)
        Prepaid expenses and other assets                                 134,130         647,947         (148,010)
        Accounts payable ................                              14,782,610      (2,489,201)       1,636,255
        Accrued expenses ................                               3,728,009        (942,522)        (730,086)
        Income taxes ....................                                 164,795         321,389          355,211
                                                                     ------------    ------------     ------------

       Net cash provided by operating
        activities ..........................................           4,258,461      15,897,562       20,208,567
                                                                     ------------    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in restricted cash ....................                   1,919,312
     Capital expenditures ...........................                 (13,591,974)     (8,396,973)     (10,222,052)
     Cash outflows for acquisitions .................                 (11,711,061)     (3,741,469)      (1,938,557)
                                                                     ------------    ------------     ------------

            Net cash used in investing
              activities ...........................                  (23,383,723)    (12,138,442)     (12,160,609)
                                                                     ------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of debt .............                  19,000,000       5,500,000        7,000,000
     Repayment of debt ..............................                  (5,553,572)    (13,521,495)     (12,434,468)
     Payment of deferred financing costs ............                                    (336,992)        (406,188)
     Payment of preferred dividends .................                    (474,000)
     Proceeds from the issuance of common and
     preferred stock, net of expenses ...............                      66,600       4,895,337
                                                                     ------------    ------------     ------------

           Net cash provided by (used in)
             financing activities ....................                 13,039,028      (3,463,150)      (5,840,656)
                                                                     ------------    ------------     ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....                  (6,086,234)        295,970        2,207,302

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........                   7,777,996       1,691,762       1,987,732
                                                                     ------------    ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ..............                $  1,691,762      $1,987,732       $4,195,034
                                                                     ============    ============     ============

SUPPLEMENTAL INFORMATION:
     Cash paid for interest .........................                $ 25,102,184     $18,532,282      $17,779,327
                                                                     ============    ============     ============

     Cash paid for income taxes .....................                $    311,676    $    128,611     $    197,620
                                                                     ============    ============     ============

     Non-cash transactions:
          Issuance of subordinated notes, preferred
          stock and common stock for acquisitions ...                $    950,000    $    150,000     $         --
                                                                     ============    ============     ============

          Dividends payable .........................                $    474,000    $    794,432     $    874,002
                                                                     ============    ============     ============

          Issuance of stock for forgiveness of
          acquisition liability .....................                $    200,000    $         --     $         --
                                                                     ============    ============     ============

                           See notes to consolidated financial statements

                                    EVERCOM, INC.AND SUBSIDIARIES

                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - Evercom, Inc. and subsidiaries (the "Company") owns, operates and maintains telephone systems under contracts with correctional facilities in 43 states and the District of Columbia. The Company was incorporated on November 20, 1996, and effective December 1, 1996, acquired all of the outstanding equity interests of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc. The Company has grown through numerous subsequent acquisitions, as discussed in
Note 2.

     The Company accumulates call activity from its various installations and bills its revenues related to this call activity through major local exchange carriers ("LECs") or through third-party billing services for smaller volume LECs, all of which are granted credit in the normal course of business with terms of between 30 and 60 days. The Company also provides Solutions services in the form of validation, billing and collection services for the inmate calls of a major regional bell operating company and several other inmate telecommunication carriers. The Company performs ongoing credit evaluations of its customers and maintains allowances for unbillable and uncollectible losses based on historical experience.

     The Company operates in only one business segment as its operating activities are related to the operation and processing of collect and prepaid calling services to local, county, state and private correctional facilities in the United States.


     PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles, generally accepted in the United States, requires management to make estimates and assumptions, such as estimates of allowances and reserves for unbillable and uncollectible chargebacks that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Evercom Systems, Inc. and EverConnect, Inc. As of January 1, 1999, the company merged most of its then existing subsidiaries into Talton InVision, Inc., also a wholly owned subsidiary at that time. Concurrent with the merger, the Company amended Talton InVision, Inc.'s Certificate of Incorporation to continue its existence as Evercom Systems, Inc.


     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and investments with a remaining maturity at date of purchase of three months or less.


     ACCOUNTS RECEIVABLE - Trade accounts receivable represent amounts billed for calls placed through the Company's telephone systems to the various LECs or third-party billing services, net of advance payments received, and an allowance for unbillable and uncollectible calls, based on historical experience, for estimated chargebacks to be made by the LECs. Under account advance agreements with various third-party billing services, advance payments equal to a percentage of the outstanding billed receivables are remitted to the Company when calls are submitted to the third-party billing service, and the Company grants a lien to the third-party billing service on the related accounts receivable for the advance. The remainder of the billed receivable is paid to the Company, net of the advance amounts, after the third-party billing service has collected the amounts receivable from the respective LECs. Interest is charged on the advance payment at varying rates.


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


     INTANGIBLE AND OTHER ASSETS - Intangible and other assets primarily include amounts allocated to acquired facility contracts, non-compete agreements, goodwill and other intangible assets, which are stated at cost, along with the long-term portion of customer advances. Amortization of intangible assets is provided on a straight-line basis over the estimated useful lives of the related assets. The following is a summary of useful lives for major categories of intangible assets:


         ASSET                                           USEFUL LIFE

Acquired facility contracts                               Contract term
Non-compete agreements                                    Agreement term
Deferred loan costs                                       Loan term
Other assets and intangibles                              2 to 5 years
Goodwill                                                  20 years

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


     REVENUE RECOGNITION - Revenues related to collect and prepaid calling services are recognized during the period in which the calls are made. In addition, during the same period, the Company accrues the related telecommunication costs for validating, transmitting, billing and collection, and line and long-distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

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


     COMPREHENSIVE INCOME - SFAS No. 130, "Reporting Comprehensive Income" became effective as of the first quarter of 1998. This statement required companies to report and display comprehensive income and its components (revenues, expenses, gains and losses). Comprehensive income included all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as the net loss reported in the statements of consolidated operations for each of the three years in the period ended December 31, 2000, since there were no other items of comprehensive income for the period presented.


     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, and requires recognition of all derivative financial instruments as either assets or liabilities in consolidated balance sheets at fair value and determines the method(s) of gain/loss recognition. SFAS No. 133 is effective for fiscal years beginning after January 1, 2001. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS 133 will not have a material effect on the Company's financial position or results of operations.


2.      ACQUISITIONS

     Effective December 1, 1996, the Company acquired all of the outstanding equity interests of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc. The aggregate net purchase price was approximately $47.9 million, which was funded with the net proceeds from the issuance of common and preferred stock and the proceeds from the issuance of long-term debt.

     Since certain of the stockholders of the Company held ownership interests in Talton Telecommunications and AmeriTel Pay Phones, Inc., their continuing ownership interest in the Company has been accounted for at their prior historical basis, which has resulted in a reduction in stockholders' deficit of approximately $14.9 million and a corresponding reduction in the fair values assigned to tangible and identifiable intangible assets, in accordance with the provision of Emerging Issue Task Force Issue No. 88-16, "Basis in Leveraged Buyout Transactions."

     Effective April 4, 1997, the Company acquired substantially all of the net assets of Tri-T, Inc. (d.b.a. Tataka) for cash of $0.8 million, which was funded primarily by borrowings under the Senior Credit Facility.

     Effective June 27, 1997, the Company acquired substantially all of the net assets of Security Telecom Corporation for cash of $9.9 million and issuance of 900 shares of the Company's Class "A" common stock. The Company financed the acquisition with a portion of the proceeds from the Senior Notes (as defined). Approximately $2.5 million of the purchase price was withheld at closing, pending certain regulatory approvals and final adjustments. $2.0 million of this amount was paid in 1999 and the remaining $0.5 million was paid in 2000. In conjunction with the acquisition of Security Telecom Corporation, the Company entered into an agreement with an employee of Security Telecom Corporation giving the employee the right to receive cash of $200,000 or to purchase up to 100 shares of the Company's Class "A" common stock for $2,000 per share. The employee exercised this right in September 1998.

     Effective July 31, 1997, the Company acquired all of the net assets of Correctional Communications Corporation for a cash purchase price of $10.3 million. The Company financed the acquisition with a portion of the proceeds from the Senior Notes.

     Effective October 6, 1997, the Company entered into an agreement to purchase substantially all of the net assets of the inmate telecommunications division of Communications Central Inc., for $40.0 million in cash and assumption of $2.0 million in liabilities subject to various adjustments as defined in the agreement and subject to a provision for working capital of approximately $1.2 million provided to the Company pursuant to the purchase agreement. The Company financed the acquisition with the remaining proceeds from the Senior Notes and borrowings under the Senior Credit Facility.

     Effective December 1, 1997, the Company entered into an agreement to purchase substantially all of the net assets of the inmate telecommunications division of North American InTeleCom, Inc., from TSC Communications for $6.5 million in cash, a deferred payment of $1.7 million, and the assumption of certain liabilities of approximately $0.7 million. The Company funded the acquisition with borrowings under the Senior Credit Facility.

     Effective December 19, 1997, the Company entered into an agreement to purchase substantially all of the net assets of the inmate telecommunications division of Peoples Telephone Company, Inc., for $10.6 million with the assumption of certain liabilities. The acquisition agreement also provides for additional contingent payments if certain financial results are obtained in the future. The additional payments will be accounted for as an adjustment to the purchase price when the contingency is resolved. The Company funded the acquisition with borrowings under the Senior Credit Facility.

     Effective January 1, 1998, the Company entered into an agreement to purchase substantially all of the net assets of the inmate telecommunications division of ILD Teleservcies, Inc., for a cash purchase price of $2.6 million. The acquisition was funded with borrowings under the Senior Credit Facility.

     Effective February 1, 1998, the Company entered into an agreement to purchase MOG Communications, Inc., for a cash purchase price of $1.9 million and assumption of a note payable of $950,000. The acquisition was funded with borrowings under the Senior Credit Facility.

     Effective July 1, 1998, the Company entered into an agreement to purchase Saratoga Telephone Company for a cash purchase price of $2.0 million. The acquisition was funded with borrowings under the Senior Credit Facility.

     Effective June 1, 1999, the Company entered into an agreement to purchase substantially all of the net assets of the inmate telecommunications divisions of Alliance Tel-Com, Inc., KR&K Communications, Inc., U.S. Connect, Inc., Tele-Communications, Inc., and Lake-Tel, Inc. (collectively "Alliance"), which were all part of an affiliated group of companies. The purchase price consisted of 100 shares of the Company's common stock, a contingent payment of up to an additional 440 shares of the Company's common stock if certain financial objectives are met, assumption of $275,000 of liabilities, and a cash payment of $10.

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

     In connection with the acquisitions, assets were acquired and liabilities were assumed as follows:



                                                                            1999

Net cash paid                                                      $                10
Amounts payable for acquisition costs                                        1,262,986
Subordinated notes and common stock issued
   to sellers, net of expenses                                                 150,000
                                                                   -------------------
Total net purchase prices, including
   professional fees                                                         1,412,996

Fair values of net assets acquired:
   Fair values of assets acquired                                            1,687,996
   Liabilities assumed                                                        (275,000)
                                                                   -------------------

Total net assets acquired                                                    1,412,996
                                                                   -------------------

Goodwill                                                           $                --
                                                                   ===================



     The following table presents unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1999 respectively, as if the acquisitions had occurred at the beginning of each respective period:



                                                                Years Ended December 31,

                                                             1998                       1999

Operating revenues                                     $   232,779,019           $   239,300,742
Net loss                                               $    27,172,457           $    10,885,383




     The Unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the periods presented, nor do they purport to be indicative of the future results of operations of the Company.

3.      ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


                                                                   December 31,

                                                             1999                  2000
Trade accounts receivable, net of advance
   payments received of $0 and $289,385 at
   December 31, 1999 and 2000 respectively                 $38,384,376           $41,028,861
Advance commissions receivable                               1,870,475             1,654,595
Receivables related to acquisitions                            226,015
Recoverable Universal Service Fund Fees                      1,123,165               235,817
Employees and other                                            251,419               453,704
                                                           -----------           -----------

                                                            41,855,450            43,372,977

Less allowance for unbillable and
   uncollectible chargebacks                                (3,592,618)           (5,070,508)
                                                           -----------           -----------

                                                           $38,262,832           $38,302,469
                                                           ===========           ===========


     At December 31, 1999 and 2000, the Company had advanced commissions to certain facilities of $2,100,149 and $1,758,299, respectively, which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

     The Company bills the majority of its collect call revenue through direct billing arrangements with local exchange carriers. The local exchange carriers establish reserves for future uncollectibles by withholding funds from the Company as part of the recurring receivables settlement process. The allowance for unbillable and uncollectible chargebacks reflected in the financial statements of the Company is dependent upon a number of factors, including (i) the amount of reserves already established by the LECs or third-party billing services and (ii) the Company's historical unbillable and uncollectible experience.

4.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:



                                                                       December 31,

                                                             1999                   2000
Leasehold improvements                                        $913,420              $944,292
Telephone system equipment                                  39,666,667            46,285,050
Vehicles                                                       429,460               430,548
Office equipment                                             2,540,215             2,727,911
                                                           -----------           -----------
                                                            43,549,762            50,387,801
Less accumulated depreciation                              (15,174,405)          (23,318,556)
                                                           -----------           -----------
                                                           $28,375,357           $27,069,245
                                                           ===========           ===========


     DEPRECIATION AND IMPAIRMENT - Depreciation and impairment in 1998, 1999 and 2000 includes depreciation expense of $5,996,816; $7,199,737; and $ 8,144,151, respectively. Also included in depreciation and impairment in 1998 is an impairment loss of $695,138, representing the net book value of telephone system equipment that was removed from service.


5.      INTANGIBLE AND OTHER ASSETS

        Intangible and other assets consist of the following:




                                                                      December 31,

                                                              1999                  2000
Intangible and other assets

  Acquired telephone contracts                             $67,761,060           $71,566,718
  Noncompete agreements                                        568,611               568,611
  Deferred loan costs                                        8,636,059             9,042,247
  Goodwill                                                  84,530,834            84,730,834
  Other intangibles                                            766,502               783,096
                                                           -----------           -----------
                                                           162,263,066           166,691,506
Less accumulated amortization                              (65,195,703)          (81,221,978)
                                                           -----------           -----------
                                                            97,067,363            85,469,528

Deposits                                                       431,996               418,150
Other assets - noncurrent portion
  of commission advances to facilities                         229,674               103,704
                                                           -----------           -----------

                                                           $97,729,033           $85,991,382
                                                           ===========           ===========

6.      ACCRUED EXPENSES

        Accrued expenses consist of the following:




                                                                      December 31,

                                                            1999                    2000

Facility commissions                                        $7,303,783            $8,204,779
Billing and collection fees                                  1,411,127             1,988,157
Uncollectible call chargebacks                               4,554,260
Accrued acquisition and financing costs                      1,493,164               578,081
Accrued interest                                                64,782               541,530
Accrued excise taxes payable                                 1,847,889             1,958,017
Accrued dividends on preferred stock                         1,268,432             2,142,434
Accrued restructure costs                                       17,796
Accrued payroll and bonuses                                  1,689,438               812,898
Accrued payable to joint venture partner                                           1,136,916
Deferred revenue                                                                   1,076,425
Other                                                        1,550,792             1,991,059
                                                            ----------            ----------

                                                           $21,201,463           $20,430,296
                                                           ===========           ===========


     The accrual for uncollectible call chargebacks represents a reserve for amounts collected from LECs that are expected to be charged back to the Company in future periods. As of December 31, 2000 all of the Company's LECs had established reserves by withholding funds from the Company and consequently no accrual was required by the Company.


7.      LONG-TERM DEBT

        The following is a summary of long-term debt:



                                                                      December 31,

                                                            1999                    2000

Senior Notes                                              $115,000,000          $115,000,000
Senior Credit Facility:
   Revolving loan facility                                  11,500,000            13,500,000
   Term loan facility                                       39,875,000            27,500,000
   Additional term loan facility                             5,500,000             5,500,000
   Second additional term loan facility                                            5,000,000
Other                                                           86,234                26,766
                                                          ------------          ------------
                                                           171,961,234           166,526,766
Less current portion of long-term debt                     (12,434,468)          (13,776,766)
                                                         -------------          ------------

                                                          $159,526,766          $152,750,000
                                                          ============          ============


     SENIOR NOTES - On June 27, 1997, the Company issued $115.0 million of 11% Senior Notes due 2007 (the "Senior Notes"). A portion of the proceeds of the issuance was used to repay substantially all of the Company's previous debt outstanding and to fund the purchase of Security Telecom Corporation.

     Interest on the Senior Notes is payable semiannually. All of the Company's subsidiaries (the "Subsidiary Guarantors") are fully, unconditionally, and jointly and severally liable for the Senior Notes. The Subsidiary Guarantors are wholly-owned and constitute all of the Company's direct and indirect subsidiaries. The Company has not included separate financial statements of subsidiaries because (a) the aggregate assets, liabilities, earnings and equity of such subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis and (b) the Company believes that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

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


     SENIOR CREDIT FACILITY - The Company amended and restated its Senior Credit Facility with a group of lenders in March 1999 in conjunction with the issuance of First Preferred Series "A" stock and warrants. The amendment provides for an additional $5.5 million term loan facility that will bear interest at similar rates to borrowings under the Senior Credit Facility. Subsequent to December 31, 2000, the Company again amended and restated its Senior Credit Facility as discussed in Note 15.

     The Senior Credit Facility includes a $55 million term loan acquisition facility, $10.5 million of additional term loan facilities, and a $25.0 million revolving loan facility (which includes a $10 million letter of credit facility). Scheduled principal payments under the term loan facilities cannot be reborrowed.

     Amounts outstanding under the Senior Credit Facility, as amended in March 1999 (and subsequently amended on May 30, 2001), bore interest at a rate per annum equal to one of the following rates, at the Company's option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the lead bank's reference rate plus a margin that varies form 100 to 300 basis points, depending on the Company's Total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization ("EBTIDA") Ratio (as defined in the Senior Credit Facility) or (ii) the London Interbank Offering Rate ("LIBOR"), plus a margin that varies from 225 to 400 basis points, based on the Company's Total Debt to EBTIDA Ratio. The Company pays a commitment fee on unused amounts of the Senior Credit Facility at the rate of 50 basis points. The blended interest rate in effect at

December 31, 2000, on the Senior Credit Facility was 10.45%. The subsequent amendment of the Senior Credit Facility in May, 2001, discussed in Note 15, increased all interest rates under the Senior Credit Facility by 0.5% (50 basis points).

     Interest is payable quarterly, and scheduled principal installments on the term loan acquisition facility are due in quarterly installments of $3,437,500 with the remaining unpaid balance due on December 31, 2002. Both the revolving and the term loan facilities are collateralized by substantially all of the assets of the Company.


     INTEREST RATE CAP AGREEMENT - On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Company's Senior Credit Facility. At December 31, 2000 the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan at 7.5%, plus the applicable LIBOR margin.


     COVENANTS AND OTHER - The Senior Notes and the Senior Credit Facility contain financial and operating covenants requiring, among other items, the maintenance of certain financial ratios, including total debt to free cash flow (as defined in the Senior Credit Facility), senior secured debt to free cash flow and various other ratios of free cash flow to specified minimums. In addition, the Senior Credit Facility contains various covenants, which, among other things, limit the Company's ability to incur additional indebtedness, restrict the Company's ability to invest in and divest of assets, and restrict the Company's ability to pay dividends. As of December 31, 2000, the Company is in compliance with its financial and operating covenants under the Senior Credit Facility. In the event the Company fails to comply with the covenants and other restrictions, as specified, it could be in default under the Senior Notes and the Senior Credit Facility and substantially all of the Company's long-term maturities could be accelerated.

     As a result of the issuance of the First Preferred Series "A" Stock and warrants discussed in Note 9, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waives the lenders' right to the proceeds raised by the Company from the equity offering.

     At December 31, 2000, the scheduled maturities of long-term debt were as follows:


                2001                           $ 13,776,766
                2002                             37,750,000
                2003                                      0
                2004                                      0
                Thereafter                      115,000,000
                                               ------------
                                               $166,526,766
                                               ============

8.      INCOME TAXES

        A summary of the income tax expense (benefit) is as follows:





                                                             Years Ended December 31,

                                                    1998              1999              2000
Current income tax expense (benefit)
  provision:
   Federal                                       $(135,134)           $200,000
   State                                           611,605             250,000           552,828
   Deferred income taxes
                                                 ---------            --------          --------

                                                  $476,471            $450,000          $552,828
                                                 =========            ========          ========



     The following is a reconciliation of the income tax benefit reported in the statement of operations:



                                                             Years Ended December 31,

                                                  1998               1999              2000

Tax benefit at statutory rates                 $(8,639,386)       $(3,633,030)      $(1,224,412)
Effect of state income taxes                      (521,679)          (287,250)          697,290
Effect of nondeductible goodwill
  Amortization                                     759,953            759,953           759,953
Valuation allowance on deferred tax assets       8,588,395          3,740,708            36,063
Other                                              289,188           (130,381)          283,934
                                               -----------        -----------       -----------

                                                  $476,471           $450,000          $552,828
                                               ===========        ===========       ===========


     The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:



                                                                      December 31,

                                                                 1999                2000

Reserves for unbillable and uncollectible chargebacks          $2,339,632          $1,558,702
Other reserves                                                    234,625             201,790
Amortization of intangibles                                    12,925,463          15,092,834
Net operating loss carryforward                                 3,000,831           1,989,586
Valuation allowance                                           (17,004,023)        (17,040,086)
                                                             ------------         -----------
                                                                1,496,528           1,802,826

Deferred income tax liability:
   Depreciation and amortization                               (1,496,528)         (1,802,826)
                                                             ------------         -----------

Net deferred income tax asset (liability)                           $   -               $   -
                                                             ============         ===========


     The Company has established a valuation allowance for deferred tax assets primarily as a result of operating and extraordinary losses. The Company was unable to determine that it is more likely than not that the deferred tax assets will be realized. The Company has accumulated a federal income tax net operating loss carryforward of approximately $5.9 million through December 31, 2000, of which $3.1 million and $2.8 million will expire in 2018 and 2019, respectively.


9.      STOCKHOLDERS' EQUITY

     COMMON STOCK - The authorized common stock of the Company included 49,600 shares of Class "A" common stock and 400 shares of Class "B" common stock. Holders of the shares of the Company's Class "A" and the Company's Class "B" common stock have identical rights and privileges except that holders of the Company's Class "B" common stock are entitled to four votes a share as compared to one vote per share for holders of the Company's Class "A" common stock.

     On May 30, 2001, the Company received commitments to purchase 12,000 shares of Common Stock for $750 per share primarily through a Rights Offering offered to its existing shareholders as discussed in Note 15. In addition, as discussed in Note 15 the Company issued Common Stock in connection with an acquisition.

     In September 1998, an employee exercised his option, received in connection with a previous acquisition, to purchase 100 shares of the Company's Class "A" common stock for $2,000 per share. Additionally, in November 1998, a former employee exercised options to purchase 33 shares of the Company's Class "A" common stock for $2,000 per share. In June 1999, the Company issued 100 shares of Class "A" common stock in conjunction with the Alliance Acquisition (see Note
2).

     Issued and outstanding shares of Class "A" common stock as of December 31, 1999 and 2000, were 16,033 shares. Issued and outstanding shares of Class "B" common stock as of December 31, 1999 and 2000, were 400 shares. The Class "B" common stock is convertible into four shares of Class "A" common stock upon the occurrence of a major event, as defined below.


     SENIOR PREFERRED STOCK - In connection with the acquisitions of Talton Telecommunications Corporation and AmeriTel Pay Phones, Inc., as discussed in
Note 2, the Company issued 5,925 shares of Senior Preferred Stock to former stockholders of the acquired companies. The preferred stockholders have no voting rights and were originally entitled to receive cumulative dividends at the rate of $80 per share per annum, payable quarterly, when declared by the Board of Directors.

The dividend rate was modified as discussed below in conjunction with the issuance of the First Preferred Series "A" Stock. In the event of any liquidation, dissolution or winding up of the Company (voluntary or involuntary), the holders of the preferred stock shall be entitled to receive a preference over common stockholders in any distribution of assets of the Company, equal to $1,000 per share plus cumulative unpaid dividends. Upon the occurrence of a major event, which includes (i) a sale of all or substantially all the assets of the Company or (ii) a registered public offering of equity interests with gross proceeds of at least $20.0 million under the Securities Act of 1933, as amended, the Company is required to redeem the outstanding shares of preferred stock at a price equal to $1,000 a share plus cumulative unpaid dividends. Each holder of preferred stock is entitled to convert each preferred share into 0.08505 share of Class "A" Common Stock, at the option of the holder, at any time after the date of issuance and on or prior to the occurrence of a major event, as defined.

     In March 1999, the Company raised $5 million of equity from its existing shareholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series "A" Stock and a warrant to acquire one share of the Company's Class "A" common stock for $1,000 per share. In determining the value of the First Preferred Series "A" stock and the warrants, the net proceeds were allocated based on their relative fair values.

     The First Preferred Series "A" Stock is entitled to receive dividends at the applicable First Preferred Series "A" Rate, payable quarterly commencing on April 1, 1999. Such dividends will be payable out of funds legally available therefor, will be payable only when, as, and if declared by the Board of Directors, shall be cumulative, and if undeclared or unpaid, shall bear interest at the applicable First Preferred Series "A" Rate until paid. The First Preferred Series "A" Rate will be 8% per annum through March 31, 2001, will be 10% per annum from April 1, 2001 through June 30, 2001 and thereafter will increase by 0.5% for each additional three month period up to a maximum of 16% per annum. The First Preferred Series "A" Stock ranks senior to all classes of common stock but ranks junior to the Senior Preferred Stock of the Company with respect to dividend rights upon liquidation. The warrants have a strike price of $1,000 per share and will expire if not sooner exercised on December 31, 2007.

     In conjunction with the March 1999 equity offering, the preferred dividend rates on the original Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series "A" Stock.

     Also in March 1999, in conjunction with the issuance of the First Preferred Series "A" Stock and warrants, the Company amended and restated its Senior Credit Facility, as discussed further in Note 7. The amendment increased the Company's borrowing capacity under the term loan facility of the Senior Credit Facility by $5.5 million


     JUNIOR PREFERRED STOCK - In addition to the senior preferred stock discussed above, the Company is authorized to issue up to 39,000 shares of junior preferred stock, of which no shares had been issued as of December 31, 2000.


     WARRANTS - At the Company's inception, the Company entered into various warrant agreements with its subordinated lenders along with its Class "B" common stockholders that granted such holders the right to purchase 7,315 shares of Class "A" common stock of the Company upon terms established by the Board of Directors. In conjunction with the issuance of the Senior Notes, 1,920 of these warrants were terminated. The remaining 5,395 warrants are exercisable in whole or part, at various dates through December 27, 2006, at warrant prices ranging from $0.01 to $3,000 a share.

     In March 1999 and in conjunction with the issuance of the First Preferred Series "A" Stock, the Company issued 5,000 warrants giving the holders of each warrant the right to acquire one share of the Company's Class "A" Common Stock for $1,000 per share.


     OPTIONS - In connection with certain employment agreements in 1998, 1999 and 2000, the Company granted 896, 160, and 1,700 options respectively, to acquire common stock at an exercise price equal to or in excess of the fair value of such shares at the date of grant. The options vest ratably over the term of the employment agreements and expire ten years from the date of grant.

     On May 26, 1998, the Company's Board of Directors approved the Evercom, Inc. 1998 Stock Option Plan (the "Plan"). The Plan provides for the grant of options to purchase shares of Class "A" common stock to certain officers and employees:

        The following information summarize the shares subject to options:


                                                   Number of Shares           Weighted Average Exercise
                                                                                   Price per Share

                                              1998       1999       2000       1998       1999       2000
Options outstanding, beginning of
  Year                                          691      1,555      1,855     $2,000     $2,000     $2,000
Granted                                         952        420      1,937      2,000      2,000      2,826
Exercised                                       (33)                           2,000
Cancelled                                       (55)      (120)      (746)     2,000      2,000      2,000
                                              -----      -----      -----

Options outstanding, end of year              1,555      1,855      3,046     $2,000     $2,000     $2,534
                                              =====      =====      =====

Options exercisable, end of year                291        819      1,156
                                              =====      =====      =====



The following table summarizes information about options outstanding at December 31, 2000:




  Weighted Average                                Weighted Average
   Exercise Price       Number Outstanding            Remaining              Weighted Average
                                                  Contractual Life            Exercise Price

  $2,000 to $6,000             3,046                    8.21                      $2,534



     The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. No compensation cost has been recognized for such option grants as the options have been granted at fair value. Had compensation cost for the Company's options been determined based upon the fair value at the grant dates for awards consistent with the method prescribed by the SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss would have been as follows:



                                                      Years Ended December 31,

                                               1998              1999             2000

Compensation Cost                              $344,000         $438,000         514,000

Net Loss:
   As reported                              (25,886,429)      (11,135,383)     (4,154,041)
   Pro forma                                (26,230,429)      (11,573,383)     (4,668,041)

Stock option share data:
   Stock options granted during the
     period                                         952              420           1,937
   Weighted average option fair
     value      (a)                                 720              669             575


     (a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 0%; expected dividend yield of 0%; expected option term of five to ten years and risk-free rate of return of 4.5%, 5.9% and 5.9% for the options granted in 1998, 1999, and 2000 respectively.

10.     RELATED-PARTY TRANSACTIONS

     One of the Company's subsidiaries leased office space from a stockholder under a lease with monthly payments in 1999 and 2000 of $9,618 and $9,906, respectively. The lease term extends through December 31, 2001 at which time the Company has an option to extend the lease for an additional five years.

     A stockholder of the Company earns a commission based on the net operating income, as defined by the commission agreement, generated from one of the Company's contracts. The Company paid $300,000 and $180,000 to this stockholder in accordance with this commission agreement during the year ended December 31, 1998 and 1999, respectively.

     The Company entered into a management services and consulting agreement with a company affiliated with certain stockholders, along with separate consulting agreements with four stockholders who are former employees of the acquired companies. These agreements required the payment of aggregate minimum consulting fees over the agreement life and also provided for the reimbursement of direct expenses along with future payments for transaction consulting services. In connection with these agreements, the Company paid $300,000 and $200,000 during the years ended December 31, 1998 and 1999, respectively. Each of these agreements were terminated in 1999.

     One of the agreements entitled an affiliate of certain stockholders to a 1% fee based on the gross acquisition price for any asset or stock acquisitions by the Company. This agreement, which was cancelled in 1999, limited the cumulative acquisition fees paid to this consultant to an amount not to exceed $1,250,000 over the life of the agreement. In 1998 and 1999, the Company paid $666,000, and $210,000, respectively, under the terms of this agreement.


11.     BENEFIT PLAN

     The Company's subsidiaries sponsor 401(k) savings plans for the benefit of eligible full-time employees, which are qualified benefit plans in accordance with the Employee Retirement Income Security Act ("ERISA"). Employees participating in the plan can generally make contributions to the plan of up to 15% of their compensation. The plans provide for discretionary matching contributions by the Company of up to 50% of an eligible employee's contribution. Total plan expenses were $5,490, $9,217, and $22,480 for the years ended December 31, 1998, 1999, and 2000, respectively.

12.     COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - The Company leases office furniture, office space, vehicles and other equipment under various operating lease agreements. Rent expense under these operating lease agreements was $919,085, $905,169 and $1,186,982 during the year ended December 31, 1998, 1999 and 2000, respectively. Minimum future rental payments under noncancelable operating leases for each of the next five years ending December 31, and thereafter and in the aggregate are:


                2001                           $   971,486
                2002                               685,786
                2003                               490,733
                2004                               359,880
                2005                               355,669
                Thereafter                         816,695
                                               -----------
                                               $ 3,680,249
                                               ===========

     EMPLOYMENT AGREEMENTS - As of December 31, 2000, the Company had entered into employment agreements with certain key management personnel, which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control (as defined).

     LITIGATION - The Company is subject to various legal proceedings and claims that arise in the ordinary course of business operations. In the opinion of management, the amount of liability, if any, with respect to these actions would not materially affect the financial position, results of operations or cash flows of the Company.


13.     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to disclose an estimate of the fair value of the Company's financial instruments. The Company believes that the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value because of the short-term maturities of such instruments. In addition, because the interest rates on the amounts borrowed under the Senior Credit Facility are variable, their fair values approximate their carrying values.

     The fair value of the Senior Notes is based on their quoted market value. The following is a summary of the carrying value of the Company's debt instruments:



                                 December 31, 1999               December 31, 2000

                            Historical       Fair Value       Historical        Fair Value
                             Carrying                          Carrying
                              Value                             Value


Senior Notes               $115,000,000     $109,250,000     115,000,000         82,800,000

Senior Credit Agreement      56,875,000       56,875,000      51,500,000         51,500,000

Interest Rate Cap                     -          (43,000)              -                  -



14.     RESTRUCTURING AND OTHER COSTS

     RESTRUCTURING COSTS - During 1998, management authorized and committed to a certain plan of restructure. The plan provided for the consolidation of certain operations, including the closing of a number of office locations and reducing the workforce by approximately 21 employees and certain management positions. Based on the finalization of estimates included within the plan and the actual undertaking of certain actions in accordance with the plan, management made revisions to the original estimates during the fourth quarter of 1998. The revisions primarily relate to the final determination of the number of employees terminated, which resulted in 19 terminations, the unexpected subletting of certain facilities, and a refinement of expected legal and other costs. Although certain specific actions of the plan were modified, the overall plan for restructuring the Company has been substantially completed at a total cost of approximately $200,000 less than the original provision.

     Major categories of the restructuring reserve and the amounts incurred are summarized below:




                                    Balance                                        Balance
                                     12/31/99      (Reductions)     (Payments)      12/31/00


Severance and related costs              $  --            $   --          $  --         $  --
Leased facilities                           --                --             --            --
Legal and other costs                   17,796                --       (17,796)            --
                                     ---------         ---------      ---------      --------
                                       $17,796            $   --      $(17,796)         $  --

                                    Balance                                        Balance
                                     12/31/98      (Reductions)     (Payments)      12/31/99

Severance and related costs          $ 361,792            $   --     $(361,792)         $  --
Leased facilities                      149,453          (56,269)       (93,184)            --
Legal and other costs                  143,000          (12,346)      (112,858)        17,796
                                    -----------    --------------   ------------   -----------
                                     $ 654,245        $ (68,615)     $(567,834)       $17,796

                                    Balance                                        Balance
                                     12/31/97        Additions      (Payments)      12/31/98

Severance and related costs              $  --        $614,678       $(252,886)     $ 361,792
Leased facilities                           --         217,902         (68,449)       149,453
Legal and other costs                       --         379,685        (236,685)       143,000
                                    -----------    --------------   ------------   -----------
                                         $  --      $1,212,265       $(558,020)     $ 654,245





     Management considered the 1998 plan to be substantially completed as of December 31, 1999. The accrued expense balance of $17,796 was paid in accordance with the terms of the remaining agreements. Therefore, $68,615 of the reserve was reduced in the fourth quarter of 1999.

     OFFERING COSTS - During 1998, the Company incurred $531,025 of external costs associated with a potential offering of equity securities. Due to the postponement of the equity offering, these costs were expensed in 1998.


15.     SUBSEQUENT EVENTS

Acquisition

     On May 30, 2001, with closing subject to funding of the May 30, 2001 new equity issuance and approval from the Senior Credit Facility lenders, the Company acquired all of the capital stock of FortuneLinx,

Inc., for shares of the Company's Class "A" Common stock equal to 6% of the Company's Common Stock on a fully diluted basis. Of the 6%, 3% was issued on May 30, 2001, and the remaining 3% will be issued twelve months after the acquisition date if certain financial performance objectives are achieved. Additionally, options were issued to the sellers allowing them to purchase up to 1% of the Company's Class "A" Common Stock on a fully diluted basis at an exercise price of $2,000 per share. In conjunction with the closing, a note payable to a FortuneLinx shareholder in the principal amount of $780,000 will be repaid plus accrued interest.


Equity Offering and Senior Credit Facility Amendment

     On April 10, 2001, the Company's Board of Directors approved a plan to offer to sell 12,000 shares of the Company's Class "A" Common stock for $750 per share to the Company's existing shareholders. Irrevocable commitments to fund this $9 million of new equity were in place on May 30, 2001 with funding scheduled on June 4, 2001. As part of this offer each subscribing shareholder received their pro-rata share of warrants equal to 4.5% of the Company's fully diluted common stock. The warrants expire on May 30, 2006 and are convertible to the Company's Class "A" Common Stock at $750 per share.

     On May 30, 2001, and in conjunction with the commitment from its existing shareholders and other investors to purchase 12,000 shares of the Company's Common stock for $750 per share, the Company and its Senior Credit Facility lenders amended the Company's Senior Credit Facility. The amendment changed the requirements and definitions of certain financial covenants through December 31, 2001 and increased the Company's ability to enter into capital lease arrangements from $2.5 million to $5 million. Additionally, the amendment waived the Senior Credit Facility Lender's rights to the proceeds from the May 30, 2001 issuance of common stock and waived all outstanding defaults under the Senior Credit Facility. An amendment fee equal to 0.75% of outstanding commitments, or $0.4 million, was paid to the Senior Credit Facility lenders to effect this amendment. Additionally, the amendment increased all interest rates under the Senior Credit Facility by 0.5% (50 basis points).

                                            EVERCOM, INC.
                                             SCHEDULE II
                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS Years
                            Ended December 31, 1998, 1999 and 2000
                                           (In Thousands)

                                                         Additions
                                                         Charged
                                                         to Costs
                                            Beginning    and                        Ending
                    Description             Balance       Expense     Deductions     Balance

1998      Allowance for doubtful accounts    $ 5,317       $35,670    $ (33,749)       $7,238

1999      Allowance for doubtful accounts    $ 7,238       $43,757    $ (47,402)       $3,593

2000      Allowance for doubtful accounts    $ 3,593       $40,772    $ (39,294)       $5,071



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEMS 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth the names, ages, and positions of each of the directors and officers of Evercom, Inc. (the "Company") as of May 30, 2001:


                 Name              Age                          Position

Richard Falcone                    56   Chairman and Chief Executive Officer
Donald B. Vaello                   54   President and Chief Operating Officer
Keith S. Kelson                    34   Chief Financial Officer, Vice President,
                                        Assistant Secretary, Assistant Treasurer
Todd W. Follmer (1)                42   Director
Gregg L. Engles (4)                43   Director
Richard H. Hochman (1)(3)(4)       55   Director
Jay R. Levine (2)(3)(4)            44   Director
Nina E. McLemore  (2)              55   Director
Bruce I. Raben  (1)                47   Director
David A. Sachs (2)                 41   Director
Roger K. Sallee  (3)               53   Director
Julius E. Talton, Sr.(2)           72   Director
Joseph P. Urso                     47   Director



(1)     Member of the Executive Committee
(2)     Member of the Audit Committee
(3)     Member of the Compensation Committee
(4)     Member of the Finance and Acquisition Committee


     Richard Falcone became Chief Executive Officer in October 2000. Mr. Falcone was elected Chairman of the Board on April 5, 2001. Mr. Falcone brings with him more than 34 years experience at AT&T with expertise in sales, marketing, customer service, product management, information technologies, operations and finance. Among other leadership roles, Mr. Falcone had responsibility for a $3 billion income statement for the small telecom business market, and managed a 14,000 person service organization responsible for all business accounts in the United States. Prior to joining Evercom, Mr. Falcone most recently served as Vice President and General Manager for the e-Enabling AT&T Business Markets Organization. Throughout his career Mr. Falcone has received numerous awards and honors in the telecommunications area and community based organizations. He is a supporting founder of the National Black Business Council; was appointed Senior Executive Corporate Advisory Board of the U.S. Hispanic Chamber of Commerce; and is the only corporate individual to hold a seat on the Board of the National Foundation of Women Business Owners.

     Donald B. Vaello. Mr. Vaello became President and Chief Operating Officer of the Company in April 2000. Prior to becoming President and Chief Operating Officer, Mr. Vaello served as Chief

Operating Officer of the Company beginning in June 1998. From August 1984 until June 1989, Mr. Vaello served as Chairman and Chief Executive Officer of North American Intelecom, a public communications company that he formed in 1983 and sold in 1989 to Diamond Shamrock Refining and Marketing, Inc. After the sale to Diamond Shamrock Refining and Marketing, Inc., Mr. Vaello served in various capacities with Diamond North American Intelecom, most recently as President and Chief Operating Officer.

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

     Todd Follmer. Mr. Follmer was elected to the Company's Board of Directors in December 1996. Mr. Follmer served as the Chairman of the Company's Board of Directors from June 1998 until November 1998 and as the Company's Chief
Executive Officer and President from June 1998 until September 1998. From November 1997 until June 1998, Mr. Follmer served as Acting Chief Executive Officer, and from December 1996 until June 1998, Mr. Follmer served as Vice President, Assistant Secretary, and Assistant Treasurer. Mr. Follmer has been a principal of Engles, Urso, Follmer Capital Corporation ("EUF") since January 1996. From January 1993 until December 1995, Mr. Follmer served as President of Gulf Capital Partners Inc., a merchant banking firm.

     Gregg Engles. Mr. Engles was elected to the Company's Board of Directors in December 1996. Mr. Engles has been a principal of EUF since January 1996. Mr. Engles serves as Chairman of the Board and Chief Executive Officer of Suiza Foods Corporation, a position he has held since October 1994. Mr. Engles has also served in various senior management positions with certain subsidiaries of Suiza Foods since 1988. In addition, Mr. Engles has served as President of Kaminski Engles Capital Corporation ("KECC") since May 1988 and as President of Engles Management Corporation ("EMC") since February 1993. KECC and EMC are investment banking and consulting firms. Mr. Engles is a director of Electrolux, Booth Creek, Ltd., Independent Packaging, L.P., and Texas Capital Bank.

     Richard H. Hochman. Mr. Hochman was elected to the Company's Board of Directors in December 1996. Mr. Hochman has served as the Chairman of Regent Capital Management Corporation, a private investment firm, since January 1995. From 1990 to December 1994, Mr. Hochman was a Managing Director of PaineWebber, Inc., Corporation and RABCO Enterprises.

     Jay R. Levine. Mr. Levine was elected to the Company's Board of Directors in December 1996. Since April 1997, Mr. Levine has served as a Managing Director of CIBC World Markets Corp., an investment banking firm. From September 1996 to May 1997, Mr. Levine served as President of PPMJ, Inc., a private consulting firm. From 1990 until June 1996, Mr. Levine served as a senior executive in the Morningside and Springfield Group, a private investment company. Mr. Levine is a director of Aircraft Service International Group, Inc., Consolidated Advisors Limited, L.L.C., and Heating Oil Partners, L.P.

     Nina McLemore. Ms. McLemore was elected to the Company's Board of Directors in December 1996. Ms. McLemore has been the President of Regent Capital Management Corp., since January 1995. From 1980 until

1993, Ms. McLemore served as founder and President of Liz Claiborne Accessories and was a member of the Policy Committee of Liz Claiborne Inc. She is chair of the National Foundation for Women Business Owners and is a Board member of Danskin Inc., and Robb & Stucky, Inc.

     Bruce I. Raben. Mr. Raben was elected to the Company's Board of Directors in December 1996. Since February 1996, Mr. Raben has served as a Managing Director of CIBC World Markets Corp., an investment banking firm. From March 1990 to February 1996, Mr. Raben served as a Managing Director of Jefferies & Co., an investment banking firm.

     David A. Sachs. Mr. Sachs was elected to the Company's Board of Directors in December 1996. Since July 1994, Mr. Sachs has been a principal of Onyx Partners, Inc., a merchant banking firm, and since October 1997, Mr. Sachs has been a Managing Director of Ares Management, L.P., an investment management firm. From October 1990 until June 1994, Mr. Sachs was employed at TMT-FW, Inc., an affiliate of Taylor & Co., a private investment management firm. Mr. Sachs is a director of Terex Corporation.

     Roger K. Sallee. Mr. Sallee was elected to the Company's Board of Directors in December 1996. Mr. Sallee founded Ameritel and served as its Chief Executive Officer from July 1991 until December 1996. Mr. Sallee is Chairman and President of Ozark Shores Water Company.

     Joseph P. Urso. Mr. Urso was elected to the Company's Board of Directors in December 1996. Mr. Urso has served as President and has been a principal of EUF since January 1995. Since April 1998, Mr. Urso has served as Chairman and Chief Executive Officer of Electrolux LLC. Mr. Urso was a shareholder of Stutzman & Bromberg, P.C., from 1983 until May 1995.

     Julius E. Talton, Sr. Mr. Talton was elected to the Company's Board of Directors in December 1996. From December 1996 until June 1998, Mr. Talton served as Chairman of the Board and President of the Company. Mr. Talton founded Talton Telecommunications and served as its Chairman of the Board, President and Chief Executive Officer from 1973 until December 1996. Mr. Talton served as
President of Talton Outdoor Advertising from 1976 until November 1996. Mr. Talton was President and Chief Executive Officer of Talton Broadcasting Company from 1961 until 1984.

     The Company's Certificate of Incorporation divided the Board of Directors into two classes, the "Class A/B Directors" and the "Class B Directors", with each class serving a one-year term. The size of the Board of Directors depends on the aggregate percentage ownership of all outstanding Common Stock held by Gregg L. Engles, Joseph P. Urso, Todd W. Follmer, and their respective affiliates (the "EUF Holders") and Onyx Talton Partners, L.P. and Sachs Investment Partners and their respective affiliates (the "Onyx Holders").

     The size of the Company's Board of Directors is currently eleven members, with the holders of the Class A Common Stock and Class B Common Stock entitled to elect six Class A/B Directors and the holders of Class B Common Stock entitled exclusively to elect five Class B Directors. The Class A/B Directors are Richard H. Hochman, Jay R. Levine, Nina E. McLemore, Bruce I. Raben, and Julius E. Talton, Sr. The Class B Directors are Gregg L. Engles, Todd W. Follmer, David A. Sachs, Roger K. Sallee and Joseph P. Urso.

     Each Class A/B Director is entitled, at all times, to one vote on any matter voted on by the Board of Directors. The number of votes that each Class B Director is entitled to on any given matter voted on by the Board of Directors depends on the aggregate percentage ownership of all outstanding Common Stock held by the EUF Holders and the Onyx Holders. Each Class B Director is currently entitled to a 0.6 director vote on any matter voted on by the Board of Directors, resulting in the Class B Directors having an aggregate of three (3) director votes as a class. As the EUF Holders' and the Onyx Holders' ownership of the outstanding Common Stock decreases, the number of Class B Directors that the EUF Holders have the right to designate, the aggregate number of votes held by the remaining Class B Directors, and the size of the Company's Board of Directors decrease (the number of Class A/B Directors increases), all as set forth in the Company's Certificate of Incorporation and the Shareholders Agreement (as defined). Under the terms of the Certificate of Incorporation and the Shareholders Agreement, the total number of votes on the Board of Directors will remain at nine.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth annual cash compensation paid or accrued for the Company's Chief Executive Officer and its other Executive Officers receiving total salary and bonus in excess of $100,000 for the fiscal years ended December 31, 2001, 1999 and 1998.





                                                                                     Long-Term
                                                                          Other     Compensation     All
                                                                          Annual      Shares        Other
                                                                       Compensation Underlying   Compensation
Name and Principal Position            Year   Salary ($)     Bonus ($)    ($) (1)    Options (#)      ($)

Richard Falcone (2)
  Chief Executive Officer
                                       2000    69,231        --                      1,200
                                       1999        --        --
                                       1998        --        --

Dennis Whipple (2)
     Chief Executive Officer
                                       2000   107,958        --
                                       1999   300,000   750,000                        125
                                       1998    95,577    75,000                        500

Terry C. Matlack (2)
     Interim Chief Executive Officer
                                       2000   156,692   140,000                        400
                                       1999        --        --
                                       1998        --        --

Donald B. Vaello (3)
     Chief Operating Officer
                                       2000   270,288        --                        100
                                       1999   200,000   150,000                         50
                                       1998   106,153    80,000    18,749  (4)         200

Keith S. Kelson (5)
     Chief Financial Officer
                                       2000   116,211        --
                                       1999   100,000    40,000
                                       1998    68,205    40,000                         50

--------

     (1) Unless otherwise indicated, the aggregate value of perquisites and other personal benefits does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus report for the named executive officer.
     (2) Effective in April 2000, Mr. Whipple resigned as Chairman and Chief Executive Officer of the Company. Terry Matlack was employed by the Company in April 2000 to serve as Interim Chief Executive Officer effective April 12, 2000. Richard Falcone became Chief Executive Officer on October 9, 2000.
     (3) Appointed President and Chief Operating Officer effective April 12, 2000. Appointed Chief Operating Officer effective June 26, 1998.
     (4)  Consisted of payment of closing costs on sale of residence.

     (5)  Appointed Chief Financial Officer effective March 24, 2000.  Appointed
          Vice  President  of  Finance,   Assistant  Treasurer,   and  Assistant
          Secretary effective April 27, 1998.

Option Grants

     During 2000, options to purchase an aggregate of 1,937 shares of Common Stock at an exercise price of $2,000 to $6,000 per share were granted. The following table provides information regarding stock options granted during 2000 to the Named Executive Officers.




                                      Option Grants During 2000



                                              % of Total
                               Number of       Options                               Potential Realizable
                               Securities      Granted                                 Value at Assumed
                               Underlying    to Employees      Exercise               Annual Rates of Stock
                                Options         During         Price      Expiration  Price Appreciation for
Name                          Granted (#)        2000        ($/Share)      Date         Option Term (1)
                                                                                         5%          10%


Richard Falcone                 1,200          61.9%       $2,000-$6,000   10/9/10   1,509,347    3,824,982

Terry C. Matlack                  400          20.6%        $2,000          4/4/05     503,116    1,274,994

Donald B. Vaello                  100           5.2%        $2,000         4/15/10     125,779      318,749



----------

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


Aggregated Options Exercised in 2000 and Year-End Option Values

     During 2000, none of the Named Executive Officers exercised any options.

Employment Agreements and Other Arrangements

     Richard Falcone joined Evercom as Chief Executive Officer in October 2000. Mr. Falcone's written employment agreement with the Company provides that Mr. Falcone receives an annual salary of $300,000 per year and is entitled to a bonus of up to 100% of his base salary to be earned based on the achievement of certain objectives. Additionally, the employment agreement awarded 1,200 options to purchase common stock of the Company to Mr. Falcone; 700 of these options are exercisable at $2,000 per share, 200 are exercisable at $3,000 per share and 300 are exercisable at $6,000 per share. The options vest over three years. The term of this employment agreement is from October 9, 2000 to January 1, 2003. If the Company terminates Mr. Falcone without cause, Mr. Falcone is entitled to payment equal to his annual base salary and benefits and a pro-rated bonus. The employment agreement also contains non-competition provisions that cover the Company's existing markets and expansion markets that apply during the term of the agreement and for a period of one year after expiration or earlier termination of the agreement.

     Terry C. Matlack joined the Company as interim Chief Executive Officer in April 2000. Mr. Matlack's letter of employment provided that Mr. Matlack receive an annual base salary of $210,000 and would be entitled to three months severance if terminated by the Company. Mr. Matlack was also eligible to receive a bonus of up to $450,000 in 2000 if certain objectives were achieved. Pursuant to his letter of employment, Mr. Matlack was awarded options to purchase 400 shares of Common Stock at a per share price of $2,000. Mr. Matlack left the Company in October of 2000.

     Donald B. Vaello joined the Company as Chief Operating Officer in June 1998. Mr. Vaello became President and Chief Operating Officer in April 2000. The Company entered into a written employment agreement with Mr. Vaello on July 26, 1998, which was amended on April 1, 2000. The initial term expires on March 31, 2003, with successive one-year renewals thereafter unless notice is given by either party not less than 90 days immediately preceding the commencement of the renewal period. Mr. Vaello receives an annual base salary of $275,000. Mr. Vaello is also eligible for an annual bonus generally equal to an additional amount up to 100% of his base salary based upon achieving pre-determined performance objectives. This bonus may be in excess of such amount in the event such objectives are exceeded. In addition, in 1999 and 1998, Mr. Vaello received options to purchase 50 shares and 200 shares, respectively, of Common Stock at a price of $2,000 per share. In conjunction with the April 2000 contract amendment, Mr. Vaello was awarded options to purchase an additional 100 shares of the Company's Common Stock at a strike price equal to the fair value of the stock as of the grant date. The employment agreement provides for a severance payment equal to one year's base salary if Mr. Vaello is terminated by the Company without cause. The employment agreement also contains non-competition provisions that cover the Company's existing markets and expansion markets that apply during the term of the agreement and for a period of one year after expiration or earlier termination of the agreement.

     Keith S. Kelson joined the Company as Vice President of Finance in April 1998 and was appointed Chief Financial Officer in March 2000. Mr. Kelson's offer letter specifies that he is eligible for an annual bonus generally equal to an additional amount of up to 40% of his base salary based upon pre-determined performance objectives. This bonus may actually be in excess of such amount in the event such objectives are exceeded. The offer letter provides for a severance payment equal to one year's base salary if Mr. Kelson is terminated by the Company without cause.

     Dennis L. Whipple joined the Company as Chief Executive Officer in September 1998. The Company entered into a written employment agreement with Mr. Whipple that had an initial term expiring on December 31, 2001, with successive one-year renewals thereafter unless notice was given by either party not less than 90 days immediately preceding the commencement of the renewal period. Mr. Whipple received an annual base salary of $300,000, and was entitled to receive a guaranteed bonus of $150,000 for 1999. Mr. Whipple's target annual bonus was 100% of his base salary and could be earned upon the achievement of pre-determined performance objectives. This bonus could actually be in excess of such amount, up to a maximum of 200% of Mr. Whipple's base salary, in the event acquisition targets and the Company achieved certain operating results. Mr. Whipple received a $750,000 bonus for 1999. In addition, in 1998 and 1999, Mr. Whipple received options to purchase 500 shares and 125 shares respectively, of Common Stock at a per share price of $2,000, subject to certain vesting requirements. If Mr. Whipple was terminated by the Company without cause, the employment agreement provided for a severance payment equal to the cash compensation paid by the Company to Mr. Whipple in the year prior to the year in which his employment was terminated or not to extended, with the exception of 1999, in which Mr. Whipple would receive a severance payment of $1.2 million if terminated without cause. The employment agreement contained non-competition provisions that covered the Company's existing markets and expansion markets that applied during the term of the agreement and for a period of one year after the expiration or earlier termination of the agreement. Mr. Whipple resigned effective April 2000.


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

     The Company has reserved 2,000 shares of Common Stock for issuance pursuant to the Stock Option Plan. As of December 31, 2000, options to acquire 3,046 shares had been granted to the Company's employees. The option exercise prices for each of these options is $2,000 to $6,000 per share. These options generally provide for a ratable vesting over a three to five year period commencing upon the employee's initial employment with the Company. The options generally expire, if not previously exercised, upon the earlier of ten years following their date of grant or three months following the option holder's termination of employment with the Company. If any options terminate or expire without having been exercised, the shares not purchased under such options again are available for issuance under the Stock Option Plan.

Limitation of Liability and Indemnification

     The Company's Certificate of Incorporation provides, consistent with the provisions of the Delaware General Corporation Law ("DGCL"), that no director of the Company will be personally liable to the Company or any of its stockholders for monetary damages arising from the director's breach of fiduciary duty as a director. This does not apply, however, with respect to any action for unlawful payments of dividends, stock purchases or redemptions, nor does it apply if the director: (i) has breached his or her duty of loyalty to the Company and its stockholders; (ii) does not act or, in failing to act, has not acted in good faith; (iii) has acted in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, has acted in a manner involving intentional misconduct or a knowing violation of the law; or (iv) has derived an improper personal benefit. The provisions of the Certificate of Incorporation eliminating liability of directors for monetary damages do not affect the standard of conduct to which directors must adhere, nor do such provisions affect the availability of equitable relief. In addition, such limitations on personal liability do not affect the availability of monetary damages under claims based on federal law.

     The Company's bylaws provide for indemnification of its officers and directors to the fullest extent permitted by the DGCL.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's capital stock as of March 31, 2001 by (i) each stockholder known by the Company to beneficially own more than 5% of any class of the Company's outstanding capital stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table; (iv) all executive officers and directors as a group. The table does not reflect the May 30, 2001 issuance of Class "A" Common Stock.




                                   Number of                Number of                  Shares of               Number of
                                  Shares  of                Shares of                    First                  Shares of
                                    Class A                  Class B                   Preferred                Senior
                                    Common     Percent of    Common     Percent of     Series  A   Percent of  Preferred Percent of
Name of Beneficial Owner          Stock(1)(2)   Class (2)   Stock (1)    Class(2)      Stock (1)   Class (2)   Stock (1)  Class (2)

Julius E. Talton (3) ..            2,062.5       12.9%                                                         2,500.0      42.2%
Todd W. Follmer (4)(15)            1,536.2        8.7%           100      25.0%          422.9         8.5%
Gregg L. Engles (4)(16)            1,791.1       10.1%           100      25.0%          527.8        10.6%
Richard H. Hochman (5)             2,426.8       14.7%                                   426.8         8.5%
Jay R. Levine (6) .....            7,825.1       41.1%                                 1,889.6        37.8%
Nina E. McLemore (7) ..            2,426.8       14.7%                                   426.8         8.5%
Bruce I. Raben (6) ....            7,825.1       41.1%                                 1,889.6        37.8%
David A. Sachs (8) ....            2,023.0       11.4%           100      25.0%           53.4         1.1%
Roger K. Sallee (23) ..               22.0           *                                                            61.7       1.0%
Joseph P. Urso (4)(14)             1,163.3        6.8%           100      25.0%           50.0         1.0%
CIBC (9) ..............            7,825.1       41.1%                                 1,889.6        37.8%
Regent Capital Partners, L.P.(10)  2,426.8       14.7%                                   426.8         8.5%
Onyx Talton Partners,L.P. (11)       969.6        5.7%           100      25.0%
Terry C. Matlack (22) .              425.0        2.6%
Dennis L. Whipple (17)               312.5        1.9%
Richard C. Green, Jr ..              233.0        1.5%                                                           310.8       5.3%
Robert K. Green .......              233.0        1.5%                                                           310.8       5.3%
William M. Ohland (12)               774.0        4.8%
Donald B. Vaello (19) .              150.0           *
Keith S. Kelson (20) ..               50.0           *
Ares Leveraged Investment Fund (13)  750.0        4.7%                                   750.0         1.5%
Julius E. Talton, Jr ..            1,237.5        7.7%                                                         1,500.0      25.3%
James E. Lumpkin  .                  825.0        5.1%                                                         1,000.0      16.9%
All executive officers/directors
 as a group (14 persons)(18)      18,420.8       71.3%           400     100.0%        4,120.5        82.4%    2,561.7      43.2%
 .


---------------

* Less than 1.0%

     (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table and subject to community property laws, where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares shown as beneficially owned, unless otherwise indicated. The beneficial ownership information does not reflect shares issued in connection with the FortunLinx, Inc. transaction, which closed on May 30, 2001, or shares and warrants issued in connection with the common stock offering which closed on May 30, 2001.
     (2) Percentages are based on the total number of shares outstanding at May 30, 2001, plus the total number of outstanding options held by such person that are exercisable within 60 days of such date and securities exchangeable into the Company's common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.
     (3) The address for this stockholder is 801 Alabama Avenue, Selma, Alabama 36701.
     (4) The address for each of these stockholders is 5956 Sherry Lane, Suite 1575, Dallas, Texas 75225.
     (5) Includes 2,000 shares of Common Stock and warrants to acquire 426.8 shares of Common Stock held by Regent Capital Partners, L.P. and Regent Capital Equity Partners, L.P. The warrants are exercisable within 60 days. Also included 426.8 shares of First Preferred Series A stock held by Regent Capital Partners, L.P. Mr. Hochman, who is the chairman of Regent Capital Management Corp., an affiliate of Regent Capital Partners, exercises voting and investment power with respect to such shares. Mr. Hochman's address is 505 Park Avenue, 17th Floor, New York, New York 10022.
     (6) Includes 4,850 shares of Common Stock and warrants to acquire 2,975.2 shares of Common Stock held by CIBC. The warrants are exercisable within 60 days. Messrs. Levine and Raben are employees of an affiliate of CIBC. Such persons' address is 425 Lexington Avenue, New York, New York 10017. Messrs. Levine and Raben disclaim beneficial ownership of such shares.
     (7) Includes 2,000 shares of Common Stock and warrants to acquire426.8 shares of Common Stock held by Regent Capital Partners, L.P. The warrants are exercisable within 60 days. Also includes 426.8 shares of First Preferred series A stock held by Regent Capital Management Corp., an affiliate of Regent Capital Partners, exercises voting and investment power with respect to such shares. Ms. McLemore's address is 505 Park Avenue, 17th Floor, New York, New York 10022.
     (8) Consists of 250 shares of Common Stock held by Sachs Investment Partners, warrants to acquire 969.6 shares of Common Stock held by Onyx Talton Partners, L.P., warrants to acquire 750 shares of Common Stock held by Ares Leveraged Investment Fund, a warrant to acquire
          53.4 shares of Common Stock held by Sachs Investment Partners, 100 shares of Class B Common Stock held by Onyx Talton Partners, L.P., 750 shares of First Preferred series A Common Stock held by Ares Leveraged Investment Fund, and 53.4 shares of First Preferred Series A Common Stock held by Sachs Investment Partners. The warrants are exercisable within 60 days. Mr. Sachs is a Managing Director of Ares Management, and exercises voting and investment power with respect to such shares. Mr. Sachs disclaims beneficial ownership of the 100 shares of Class B Common Stock held by Onyx Talton Partners, L.P. Mr. Sachs is a general partner of Sachs Investment Partners, and exercises voting and investment power with respect to such shares. Mr.

          Sachs' address is 1999 Avenue of the Stars, Suite 1900, Los Angeles, California 90067.
     (9) Includes 4,850 shares of Common Stock and warrants to acquire 2,975.2 shares of Common Stock held by CIBC. The warrants are exercisable with in 60 days. CIBC's address is 161 Bay Street, P.O. Box 500, M51258, Toronto, Canada. Jay R. Bloom, Andrew R. Heyer, and Dean C. Kehler, employees of an affiliate of CIBC, share the power to vote and dispose of the listed securities.
     (10) Includes 2,000 shares of Common Stock and warrants to acquire 426.8 shares of Common Stock held by Regent Capital Partners, L.P. and Regent Capital Equity Partners, L.P. an affiliate of Regent Capital Partners. The above warrants are exercisable within 60 days. Regent Capital Partners' address is 505 Park Avenue, 17th Floor, New York, New York 10022.
     (11) Includes 969.6 shares of Common Stock subject to warrants that are exercisable within 60 days. Onyx Talton Partners, L.P.'s address is 9595 Wilshire Blvd., Suite 700, Hollywood, California 90212.
     (12) Consists of shares issued to STC as part of the purchase price in the STC Acquisition. Mr. Ohland owns all of the outstanding capital stock of STC.
     (13) Includes 750 shares of Common Stock subject to warrants that are exercisable within 60 days. Ares Leveraged Investment Fund's address is 1999 Avenue of the Stars, Suite 1900, Los Angeles, California 90067.
     (14) Includes 1,163.3 shares of Common Stock subject to warrants that are exercisable within 60 days.
     (15) Includes 1,536.2 shares of Common Stock subject to warrants that are exercisable within 60 days.
     (16) Includes 1,141.1 shares of Common Stock subject to warrants that are exercisable within 60 days.
     (17) Includes 312.5 shares of Common Stock subject to options issued to Mr. Whipple under the Company's stock option plan that are exercisable within 60 days.
     (18) Includes 183.4 shares of Common Stock subject to options issued to certain directors and executive officers of the Company that are exercisable within 60 days and 9,515.4 shares of Common Stock subject to warrants that are exercisable within 60 days.
     (19) Includes 150 shares of Common Stock subject to options issued to Mr. Vaello under the Company's stock option plan that are exercisable within 60 days.
     (20) Includes 50.0 shares of Common Stock subject to options issued to Mr. Kelson under the Company's stock option plan that are exercisable within 60 days.
     (21) The address for each of these stockholders is 801 Alabama Avenue, Selma, Alabama 36701.
     (22) Includes 400 shares of Common Stock subject to options issued to Mr. Matlack exercisable within 60 days.
     (23) The address for this stockholder is P.O. Box 9, Lake Ozark, Missouri 65049.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Certain Relationships and Related Transactions


        Consulting and Strategic Services Agreement

     In connection with the acquisitions of Ameritel and Talton Telecommunications, the Company entered into a Consulting and Strategic Services Agreement with EUF Talton, a limited partnership controlled by Messrs. Engles, Urso, and Follmer, pursuant to which the Company would pay to EUF Talton an annual consulting fee of $300,000 for an initial term of three years ending December 27, 1999. Pursuant to this agreement, EUF Talton would provide management consulting services relating to strategic and financial matters, including acquisitions, business strategies, and financial planning. In return for these services EUF Talton was entitled to a fee equal to 1% of the gross acquisition price of any acquisition of assets or stock by the Company, up to an aggregate maximum of $1.25 million. This agreement was terminated in 1999.


        Consulting and Employment Agreements

     In   connection   with   the    acquisitions   of   Ameritel   and   Talton
Telecommunications, the Company entered into the consulting agreement described below. Roger K. Sallee was a former stockholder of Ameritel.

     The consulting agreement of Roger K. Sallee provides that Mr. Sallee will serve as a director of the Company and will perform such duties related to the business conducted by the Company as the Chief Executive Officer or the Board of Directors may designate from time to time. The Consulting agreement had an initial term of one year, with successive one-year renewal periods thereafter unless earlier terminated by the Company or Mr. Sallee. In addition, Mr. Sallee will receive an annual consulting fee of $30,000 for each year that the agreement remains in effect. Mr. Sallee's consulting agreement contains non-competition provisions covering the Company's existing markets and expansion markets that apply during the term of the agreement and for a period of three years and two years, respectively, after the expiration or earlier termination of the agreement.


        Talton Agreement

     On July 1, 1998,  the  Company  entered  into an  agreement  with Julius E.
Talton, Sr., Julius E. Talton, Jr. and James E. Lumpkin (the "Talton Agreement"). The Talton Agreement provided that Julius Talton, Sr., Julius Talton, Jr., and James E. Lumpkin would provide consulting services to the Company in relation to the Company's contract with a major RBOC. The Talton Agreement had a term of one year, ending on June 30, 1999. Under the terms of the Talton Agreement, Mr. Talton, Sr., Mr. Talton, Jr., and Mr. Lumpkin were paid 10% of the Profits (a defined in the Talton Agreement) between July 1, 1998 and December 31, 1998 and 5% of the Profits between January 1, 1999 and June 30, 1999 from the Company's contract with a major RBOC.

        Lease Agreement

     In December 1996, Talton Telecommunications entered into a lease agreement (the "Talton Lease") with Mr. Talton for office space located in Selma, Alabama. The Talton Lease has a five-year term commencing January 1, 1997, with an option to renew for an additional five-year term. Under the Talton Lease, Talton Telecommunications will pay fixed annual rent of approximately $109,000, $118,000, $115,000 $119,000 and $122,000 respectively, for the five years of the initial term.

                                               PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

(a)     (1) and (2)          The response to this portion of Item 14 is
                             submitted as a separate section of this report commencing on page 29.

(a)     (3)                  Exhibits

   Exhibit No.                                 Description of Exhibit

     1.1 Asset Purchase Agreement, dated as of August 21, 1997, among the Company, InVision Telecom, Inc., and Communications Central, Inc., (filed as Exhibit 2.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     1.2 Contribution Agreement, dated as of December 20, 1996, among the Company, Richard C. Green, Jr., Robert K. Green, T.R. Thompson, Roger
          K. Sallee, and certain other stockholders, and AmeriTel Pay Phones, Inc. (filed as Exhibit 2.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     1.3 Contribution Agreement, dated as of December 20, 1996, among the Company, Julius Talton, Julius Talton, Jr., and James E. Lumpkin (filed as Exhibit 2.3 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     1.4 Stock Acquisition Agreement, dated as of December 20, 1996, among the Company, Richard C. Green, Jr., Robert K. Green, T.R. Thompson, Roger
          K. Sallee, and certain other stockholders, and AmeriTel Pay Phones, Inc., (filed as Exhibit 2.4 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     1.5 Stock Acquisition Agreement, dated as of December 20, 1996, among the Company, Julius E. Talton, Julius E. Talton, Jr., James E. Lumpkin, Carrie T. Glover, Talton Telecommunications Corporation, and Talton Telecommunications of Carolina, Inc. (filed as Exhibit 2.5 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference). 3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     3.3 Certificate of Amendment to restated Certificate of Incorporation of the Company, dated as of July 23, 1998 (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, dated as of August 14, 1998, and incorporated herein by reference).
     3.4 Certificate of Amendment to restated Certificate of Incorporation of the Company, dated as of February 11, 1999 (filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q, dated as of May 12, 1999, and incorporated herein by reference).

     4.1 Indenture, dated as of June 27, 1997, between the Company and U.S. Trust Company of Texas, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.2 Form of Note (contained in Indenture filed as Exhibit 4.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference.)
     4.3  Form of Subsidiary  Guaranty  (contained in Indenture filed as Exhibit
          4.3 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference.)
     4.4 Registration Rights Agreement, dated as of June 27, 1996, by and among the Company and certain Holders named therein (filed as Exhibit 4.4 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.5 Registration Rights Agreement, dated as of December 27, 1996, by and among the Company and certain Holders named therein (filed as Exhibit
          4.5 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.6 Shareholders Agreement, dated as of December 27, 1996, by and among the Company and certain Persons named therein (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.7 Warrant Agreement, dated as of December 27, 1996, between the Company and CIBC Wood Gundy Ventures, Inc. (filed as Exhibit 4.7 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.8 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.8 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.9 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.9 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.10 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.10 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.11 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton partners, L.P. (filed as Exhibit 4.11 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.12 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton partners, L.P. (filed as Exhibit 4.12 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.13 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton partners, L.P. (filed as Exhibit 4.13 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.14 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.14 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.15 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.15 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

     4.16 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.16 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     4.17 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.17 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.18 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.18 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.19 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.19 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     4.20 Form of  Warrant  Agreement,  dated as of March  12,  1999  (filed  as
          Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
     10.1 Purchase Agreement, dated as of June 27, 1997, between the Company and CIBC Wood Gundy Securities Corp. (filed as Exhibit 10.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     10.2 Amended and Restated Credit Agreement, dated as of July 30, 1997, among the Company, Canadian Imperial Bank of Commerce, CIBC Inc., and First Source Financial LLP (filed as Exhibit 10.2 to the Company's
          Registration Statement No. 333-33639 and incorporated herein by reference).
     10.3 Asset Purchase Agreement, dated as of May 9, 1997, among the Company, Security Telecom Corporation, and William H. Ohland (filed as Exhibit
          10.3 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     10.4 First Amendment to Asset Purchase Agreement, dated as of June 21, 1997, among the Company, Security Telecom Corporation, and William H. Ohland (filed as Exhibit 10.4 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     10.5 Consulting Agreement, dated as of December 27, 1996, between the Company and James E. Lumpkin (filed as Exhibit 10.6 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     10.6 Consulting Agreement, dated as of December 27, 1996, between the Company and Julius E. Talton (filed as Exhibit 10.7 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     10.7 Consulting and Strategic Services Agreement, dated as of December 27, 1996, between the Company and EUF Talton, L.P. (filed as Exhibit 10.8 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     10.8 Employment Agreement, dated as of December 27, 1996, between the Company and Julius E. Talton (filed as Exhibit 10.9 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
     10.9 Employment Agreement, dated as of November 17, 1997, between the Company and Jeffrey D. Cushman (filed as Exhibit 10.12 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

     10.10Employment  Agreement,  dated as of June 26, 1998, between the Company and Donald B. Vaello (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
     10.11Letter Agreement,  dated as of April 17, 1998, between the Company and
          Keith S. Kelson (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).
     10.12Employment  Agreement,  dated as of  September  7, 1998,  between  the
          Company and Dennis L. Whipple (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
     10.13First Amendment to Employment Agreement, dated as of October 21, 1998, between Company and Jeffrey D. Cushman (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
     10.14Talton  Agreement,  dated as of July 1, 1998,  among the  Company  and
          Talton Network Services, Inc., Julius E. Talton Jr., and James E. Lumpkin (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1998 and incorporated herein by reference).
     10.15Agreement,  dated as of April 15,  1998,  between the  Company  (doing business as Correctional Billing Services) and [Confidential information set forth here has been filed separately with the Securities and Exchange Commission under Rule 24b-2 under the Securities Exchange Act of 1934] (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
     10.16Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 3, 1999, among the Company, Canadian Imperial Bank of Commerce, and lenders named therein (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
     10.17Amendment to Employment Agreement, dated as of June 1, 1999, between the Company and Dennis L. Whipple (filed as Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
     10.18Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of September 13, 1999, among the Company, certain lenders named therein, and Canadian Imperial Bank of Commerce (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).
     10.19Terry C. Matlack  Letter of Employment  (filed as Exhibit 10.19 to the
          Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 and incorporated herein by reference).
     10.20Amendment  No.1 to Employment  Agreement of Donald B. Vaello (filed as
          Exhibit 10.20 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999 and incorporated herein by reference).

     10.21Amendment No. 4 to Second Amended and Restated Credit Agreement, dated as of August 9, 2000, among the Company and certain lenders named therein and Canadian Imperial Bank of Canada (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
     10.22* Richard Falcone Letter of Employment
     12.1* Computation of Ratio of Earnings to Fixed Charges.
     21.1* Subsidiaries of the Company.
     27.1* Financial Data Schedule.

----------------------------
*                 Filed herewith.

(b)     Reports on Form 8-K
           None


(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report commencing on page 79.

(d) Financial Statement Schedules - The response to this portion of of Item 14 is submitted as a separate section of this report on page 37.


     The agreements set forth above describe the contents of certain exhibits thereunto that are not included. Such exhibits will be furnished to the Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Evercom, Inc.

                             By: /s/ Richard Falcone
                                 Richard Falcone
                             Chief Executive Officer

Date:  June 1, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

      Signature                            Title                    Date
/s/ Richard H. Hochman                   Director                 June 1, 2001
    Richard H. Hochman

/s/ Nina E. McLemore                     Director                 June 1, 2001
    Nina E. McLemore

/s/ Julius E. Talton, Sr.                Director                 June 1, 2001
    Julius E. Talton, Sr.

/s/ David A. Sachs                       Director                 June 1, 2001
    David A. Sachs

/s/ Todd W. Follmer                      Director                 June 1, 2001
    Todd W. Follmer

/s/ Bruce I. Raben                       Director                 June 1, 2001
    Bruce I. Raben

/s/ Roger K. Sallee                      Director                 June 1, 2001
    Roger K. Sallee

/s/ Joseph P. Urso                       Director                 June 1, 2001
    Joseph P. Urso

/s/ Jay R. Levine                        Director                 June 1, 2001
    Jay R. Levine

/s/ Gregg L. Engles                      Director                 June 1, 2001
    Gregg L. Engles

/s/ Keith S. Kelson                      Chief Financial          June 1, 2001
    Keith S. Kelson                      Officer, Vice
                                         President, Assistant
                                         Secretary and
                                         Assistant Treasurer



                                            Exhibit 12.1

                                            Evercom, Inc.
                              Statement Regarding Computation of Ratios
                                 Ratio of Earnings to Fixed Charges
                                           (in thousands)


                                                      Combined
                                                     Predecessors                       The Company
                                                --------------------- -----------------------------------------------

                                                           Eleven      One Month
                                                  Year     Months
                                                 Ended      Ended       Ended         Years Ended December 31,
                                                 Dec 31,    Nov 30,     Dec 31,
                                                  1995      1996         1996      1997     1998     1999     2000
                                                --------------------- -----------------------------------------------
Earnings
  Income from continuing operations
   before income taxes and
   extraordinary loss ................          $  2,230  $  5,183      ($283)  ($ 12,829) ($25,410)($10,685) ($3,601)

  Interest expense ................                1,360     1,469        612      11,138    19,638   19,458   19,362

  Interest portion of rent
   expense ...........................                87        56          0         129       306      302     396
                                                --------  --------     ------   ---------  -------- --------  -------

  Earnings available for fixed charges ...      $  3,677  $  6,708       $329     ($1,562) ($ 5,466)  $9,075  $16,157
                                                --------  --------     ------   ---------  -------- --------  -------

Fixed Charges:
  Interest expense ................             $  1,360  $  1,469   $    612    $ 11,138  $ 19,638  $19,458 $ 19,362

  Interest portion of rent expense ....               87        56          0         129       306      302      396
                                                --------  --------     ------   ---------  -------- --------  -------

  Total fixed charges ............          .   $  1,447  $  1,525   $    612    $ 11,267  $ 19,944  $19,760  $19,758
                                                --------  --------     ------   ---------  -------- --------  -------

Ratio of earnings to fixed
  charges .........................                  2.5       4.4         --          --        --      --        --
Deficiency of earnings to
  fixed charges ...................                                  $    283    $ 12,829  $ 25,410 $ 10,685 $  3,601


                                  Exhibit 21.1


CONSOLIDATED SUBSIDIARIES
Evercom, Inc. and Subsidiaries

     The following list included certain companies that are owned directly by Evercom, Inc., a Delaware corporation, Irving, Texas, as of December 31, 2000.

     This list included all significant subsidiaries. The place of incorporation or organization is shown parenthetically. The location of each subsidiary is the same as Evercom, Inc.

Consolidated Subsidiaries

Evercom Systems, Inc. (Delaware)
EverConnect, Inc.