Form 10-Q
period 2001-03-31
EVERCOM INC
filed 2001-06-07
CIK 1030965

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               ------------------
                                    FORM 10-Q

(Mark One) [X] Quarterly report pursuant to sections 13 of 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       OR

[] Transition report pursuant to sections 13 of 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ___________

                        Commission file number 333-33639

                                  EVERCOM, INC.
             (Exact name of Registrant as specified in its charter)

                   Delaware                          75-2680266
        (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)           Identification No.)
                                ------------------
                               8201 Tristar Drive
                               Irving, Texas 75063
                                 (972) 988-3737
(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of March 31, 2001, 16,033 shares of Class A common stock, par value $0.01 per share, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

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

                         EVERCOM, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements..............................                   4
Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................                  12
Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......   20


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.................................                  21
Item 2.   Changes in Securities and Use of Proceeds.........                  21
Item 3.   Defaults Upon Senior Securities...................                  21
Item 4.   Submission of Matters to a Vote of Stockholders...                  21
Item 5.   Other Information.................................                  21
Item 6.   Exhibits and Reports on Form 8-K..................                  22

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         EVERCOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                    December 31,         March 31,
                                                                                        2000               2001
                                                                                    ------------       ------------
                                                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $4,195,034         $6,349,804
     Accounts receivable, net                                                         38,302,469         40,179,249
     Refundable income taxes                                                             258,993            258,164
     Inventories                                                                       4,167,609          4,465,253
     Prepaid expenses and other current assets                                           668,623            850,130
     Deferred income tax asset                                                         1,802,826          1,798,092
                                                                                    ------------       ------------
          Total current assets                                                        49,395,554         53,900,692
PROPERTY AND EQUIPMENT, Net                                                           27,069,245         26,270,774
INTANGIBLE AND OTHER ASSETS, Net                                                      85,991,382         83,724,290
                                                                                    ------------       ------------
          TOTAL                                                                     $162,456,181       $163,895,756
                                                                                    ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Accounts payable                                                                $21,122,288        $21,531,746
     Income taxes payable                                                                500,000            440,997
     Accrued expenses                                                                 20,430,296         21,517,439
     Current portion of long-term debt                                                13,776,766         13,760,853
                                                                                    ------------       ------------
          Total current liabilities                                                   55,829,350         57,251,035

LONG-TERM DEBT                                                                       152,750,000        152,312,500
OTHER LONG-TERM LIABLITIES                                                               100,000             33,334
DEFERRED INCOME TAXES                                                                  1,802,826          1,798,092
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, Senior and First Preferred Series A, $.01 par value;
          6,000 and 5,000 shares authorized, 5,925 and 5,000 shares issued and outstanding, respectively (cumulative liquidation value of
          $5,925,000 and $5,000,000 respectively) as of December 31, 2000
          and March 31, 2001.                                                                109                109
     Common stock, $.01 par value; 50,000 shares authorized, 16,433 shares issued and outstanding as of December 31, 2000 and March
          31, 2001, respectively                                                             164                164
     Additional paid-in capital                                                       25,206,414         24,987,914
     Accumulated deficit                                                             (73,232,682)       (72,487,392)
                                                                                    ------------       ------------
          Total stockholders' equity (deficit)                                       (48,025,995)       (47,499,205)
                                                                                    ------------       ------------
          TOTAL                                                                     $162,456,181       $163,895,756
                                                                                    ============       ============



                 See notes to consolidated financial statements.

                         EVERCOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                                               Three Month
                                                                                              Period Ended
                                                                                                March 31,
                                                                                        2000               2001
                                                                                    ------------       ------------

OPERATING REVENUE                                                                   $59,385,419        $61,038,423
OPERATING EXPENSES:
     Telecommunication costs                                                         24,707,083         23,122,940
     Facility commissions                                                            18,777,906         19,637,137
     Field operations and maintenance                                                 1,731,145          1,827,166
     Selling, general and administrative                                              4,383,422          4,814,684
     Cost of equipment sales                                                            113,573          1,008,913
     Depreciation                                                                     1,966,394          2,047,224
     Amortization of intangibles                                                      4,473,958          2,928,705
                                                                                    ------------       ------------
          Total operating expense                                                    56,153,481         55,386,769
                                                                                    ------------       ------------
OPERATING INCOME                                                                      3,231,938          5,651,654
INTEREST EXPENSE, Net                                                                 4,897,288          4,758,201
                                                                                    ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                                                    (1,665,350)           893,453
INCOME TAX EXPENSE                                                                       21,260            148,163
                                                                                    ------------       ------------
NET INCOME (LOSS)                                                                   ($1,686,610)          $745,290
PREFERRED STOCK DIVIDENDS AND ACCRETION OF DISCOUNT                                     367,654            373,533
                                                                                    ------------       ------------
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                                        ($2,054,264)          $371,757
                                                                                    ============       ============



                 See notes to consolidated financial statements.

                         EVERCOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                                                              Three Months
                                                                                              Period Ended
                                                                                                March 31,
                                                                                        2000               2001
                                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                              ($1,686,610)          $745,290
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
         Depreciation                                                                 1,966,394          2,047,224
         Amortization of intangible assets, including deferred financing
            costs and bond discount                                                   4,736,349          3,234,821
         Changes in operating assets and liabilities, net of effects of acquisitions:
             Accounts receivable                                                     (4,107,893)        (2,130,354)
             Inventories                                                                 91,823           (297,644)
             Prepaid expenses and other assets                                         (238,337)          (379,936)
             Accounts payable                                                         3,583,532            681,782
             Accrued expenses                                                         1,209,078          1,308,165
             Income taxes                                                               137,498            (58,174)
                                                                                    -----------        -----------
                  Net cash provided by operating activities                           5,691,834          5,151,174
                                                                                    -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (2,632,269)        (2,318,053)
     Cash outflows for acquisitions                                                    (372,244)          (224,938)
                                                                                    -----------        -----------
                  Net cash used in investing activities                              (3,004,513)        (2,542,991)
                                                                                    -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of debt                                                                  3,000,000
     Repayment of debt                                                               (4,108,012)        (3,453,413)
                                                                                    -----------        -----------
                  Net cash used in financing activities                              (4,108,012)          (453,413)
                                                                                    -----------        -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (1,420,691)         2,154,770
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        1,987,732          4,195,034
                                                                                    -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $567,041         $6,349,804
                                                                                    ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                          $1,446,236         $1,596,614
                                                                                    ===========        ===========

     Cash paid for income taxes                                                        $116,235           $206,337
                                                                                    ===========        ===========

NONCASH TRANSACTIONS:
     Dividends payable                                                                 $218,500           $218,500
                                                                                    ===========        ===========




                 See notes to consolidated financial statements.

                         EVERCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2000 and 2001 of Evercom, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit.

     In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations, and cash flows as of and for the respective periods, have been made. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the Company's 2000 consolidated financial statements contained in its Form 10-K as filed with the Securities and Exchange Commission on June 1, 2001.


     Comprehensive Income

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," became effective as of the first quarter of 1999. This statement requires companies to report and display comprehensive income and its components (revenues, expenses, gains, and losses). Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. For the Company, comprehensive income is the same as net loss reported in the statements of consolidated operations, since there were no other items of comprehensive income for the periods presented.


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


     Reclassification

     Certain reclassifications have been made in the three months ended March 31, 2000 consolidated financial statements to conform to the classifications used in the three months ended March 31, 2001.

2.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:



                                                                                    December 31,        March 31,
                                                                                       2000                2001
                                                                                    -----------        -----------
                                                                                                       (Unaudited)

Trade accounts receivable, net of advance payments received of $289,385
    and $0 at December 31, 2000, and March 31, 2001, respectively                   $41,028,861        $41,692,423
Advance commissions receivable                                                        1,654,595          1,714,833
Recoverable Universal Service Fund fees                                                 235,817            192,969
Employees and other                                                                     453,704            192,121
                                                                                    -----------        -----------
                                                                                     43,372,977         43,792,346
Less allowance for unbillable and uncollectible chargebacks                          (5,070,508)        (3,613,097)
                                                                                    -----------        -----------
                                                                                    $38,302,469        $40,179,249
                                                                                    ===========        ===========



     At December 31, 2000 and March 31, 2001, the Company had advanced commissions to certain inmate facilities of $1,758,299 and $1,987,651 (unaudited), which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.


3.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:



                                                                                    December 31,        March 31,
                                                                                       2000                2001
                                                                                    -----------        -----------
                                                                                                       (Unaudited)

Leasehold improvements                                                                 $944,292           $951,211
Telephone system equipment                                                           46,285,050         47,521,892
Vehicles                                                                                430,548            430,548
Office equipment                                                                      2,727,911          2,732,903
                                                                                    -----------        -----------
                                                                                     50,387,801         51,636,554
Less accumulated depreciation                                                       (23,318,556)       (25,365,780)
                                                                                    -----------        -----------
                                                                                    $27,069,245        $26,270,774
                                                                                    ===========        ===========


4.  INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:



                                                                                    December 31,        March 31,
                                                                                       2000                2001
                                                                                    -----------        -----------
                                                                                                       (Unaudited)
Intangible assets:
     Acquired telephone contracts                                                   $71,566,718        $72,336,018
     Noncompete agreements                                                              568,611            568,611
     Deferred loan costs                                                              9,042,247          9,042,247
     Goodwill                                                                        84,730,834         84,730,834
     Other intangibles                                                                  783,096            783,096
                                                                                    -----------        -----------
                                                                                    166,691,506        167,460,806
   Less accumulated amortization                                                    (81,221,978)       (84,456,799)
                                                                                    -----------        -----------
Total intangible assets                                                              85,469,528         83,004,007
Deposits and other                                                                      418,150            447,465
Noncurrent portion of commission advances to facilities                                 103,704            272,818
                                                                                    -----------        -----------
                                                                                    $85,991,382        $83,724,290
                                                                                    ===========        ===========




5.  ACCRUED EXPENSES


     Accrued expenses consist of the following:



                                                                                    December 31,         March 31,
                                                                                       2000                2001
                                                                                    -----------        -----------
                                                                                                       (Unaudited)

Facility commission                                                                  $8,204,779         $7,586,889
Billing and collection fees                                                           1,988,157          2,429,976
Accrued acquisition and financing costs                                                 578,081            438,559
Accrued interest                                                                        541,530          3,397,001
Accrued excise taxes payable                                                          1,958,017          1,941,152
Accrued dividends on preferred stock                                                  2,142,434          2,360,934
Accrued payroll and bonuses                                                             812,898          1,409,588
Accrued payable to joint venture partner                                              1,136,916            526,017
Deferred revenue                                                                      1,076,425
Other                                                                                 1,991,059          1,427,323
                                                                                    -----------        -----------
                                                                                    $20,430,296        $21,517,439
                                                                                    ===========        ===========


6.  LONG-TERM DEBT

     The following is a summary of long-term debt:


                                                                                    December 31,          March 31,
                                                                                       2000                2001
                                                                                    -----------        -----------
                                                                                                       (Unaudited)

Senior Notes                                                                       $115,000,000       $115,000,000
Senior Credit Facility:
     Revolving loan facility                                                         13,500,000         16,500,000
     Term loan acquisition facility                                                  27,500,000         24,062,500
     Additional term loan facility                                                    5,500,000          5,500,000
     Second additional term loan facility                                             5,000,000          5,000,000
Other                                                                                    26,766             10,853
                                                                                   ------------       ------------
                                                                                    166,526,766        166,073,353
Less current portion of long-term debt                                              (13,776,766)       (13,760,853)
                                                                                   ------------       ------------
                                                                                   $152,750,000       $152,312,500
                                                                                   ============       ============



     Under the terms of the Senior Credit Facility, the term loan acquisition facility is due in quarterly installments of $3,437,500 with all remaining unpaid balances under the Senior Credit Facility due on December 31, 2002. Both the revolving and the term loan facilities are collateralized by substantially all of the assets of the company.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Company's revolving and term loan agreement (the "Senior Credit Facility"). At March 31, 2001, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the London Interbank Offering Rate ("LIBOR") portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.


7.       SUBSEQUENT EVENTS

Acquisition

     On May 30, 2001, the Company acquired all of the capital stock of FortuneLinx, Inc., for shares of the Company's Class "A" Common stock equal to approximately 6% of the Company's Common Stock on a fully diluted basis. Of the 6%, 3% was issued on May 30, 2001, and the remaining 3% will be issued twelve months after the effective date of the acquisition if certain financial performance objectives are achieved. Additionally, options were issued to the sellers allowing them to purchase up to 1% of the Company's Class "A" Common Stock on a fully diluted basis at an exercise price of $2,000 per share. In conjunction with the closing, a note payable to a FortuneLinx shareholder in the principal amount of $0.8 million was repaid plus accrued interest.


Equity Offering and Senior Credit Facility Amendment



     On April 10, 2001, the Company's Board of Directors approved a plan to offer to sell 12,000 shares of the Company's Class "A" Common stock for $750 per share to the Company's existing shareholders. The Company received $9 million of proceeds from this offering on June 4, 2001. As part of this offer each subscribing shareholder received their pro-rata share of warrants equal to 4.5% of the Company's fully diluted common stock. The warrants expire on May 30, 2007 and are convertible to the Company's Class "A" Common Stock at $750 per share.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. See "Special Note regarding Forward-Looking Information".



Overview

     The Company is an independent provider of collect and prepaid calling services to local, county, state, and private correctional facilities in the U.S. The Company derives substantially all of its revenues from its operation of inmate telecommunications systems located in correctional facilities in 43 states and the District of Columbia.

     The Company's inmate telecommunications services consist of collect and prepaid calling services. The Company enters into multi-year agreements (generally three to five years) with the correctional facilities, pursuant to which the Company serves as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, the Company pays a percentage of its revenue from each correctional facility as a commission to that facility. Typically, the Company installs and retains ownership of the telephones and related equipment and provides additional services to correctional facilities that are tailored to the specialized needs of the corrections industry and to the requirements of the individual correctional facility, such as call activity reporting and call blocking. The Company also generates revenues from public pay telephones that are ancillary to its inmate telephone business.

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

     The Company's traditional inmate business consists of collect and prepaid services provided to correctional facilities. The Company also provides its Solutions services, representing validation, fraud management and billing services, to third parties. The Company provides Solutions services for the inmate calls of a major RBOC. Under the terms of the agreement, the Company acquires at a discount the related accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC. However, under the terms of the agreement, all purchased receivables must be processed and validated through the Company's call management and billing system. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. Because the Company's revenues associated with this contract represent only a percentage of the face value of the receivables purchased, the associated uncollectible account expense and billing and collection fees represent a much higher percentage of revenue as compared to the Company's traditional inmate business. Consequently, the Company's telecommunications costs represent a higher percentage of revenue under this contract. There are minimal selling, general, and administrative ("SG&A") costs associated with this contract. The contract term is through January 31, 2003, and has no minimum volume commitment. The Company pays no facility commissions under this agreement. In February 2001, the RBOC notified the Company of its plans to exit the inmate market by the end of 2002 and consequently, the Company expects its revenues to gradually decline from this contract over the next two years. The Company believes it is reasonable to expect that some portion of this RBOC's customers will be converted to Evercom's traditional inmate business. The Company also provides Solutions services to other inmate telecommunications companies.

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

     Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with the facility. Commission rates are the principal basis of competition for obtaining and retaining contracts. The Company's ability to offer increasingly attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for larger facilities have higher commission rates, but these higher commission rates are typically offset by lower network charges, field maintenance, and SG&A expenses as a percentage of revenue. The commission rates paid by the Company in its traditional inmate business have increased in each period, from 35.8% in 2000 to 37.0% for the quarter ended March 31, 2001. This increase is due primarily to higher facility commissions on renewals and new business. Commission rates are expected to gradually increase as a percentage of revenues in the future. The overall commission percentage to total revenues of 32.2% for the quarter ended March 31, 2001 includes the effect of the billing and collection services provided under the Company's agreement with a major RBOC, under which no commissions are paid.

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

Results of Operations

     The following table sets forth, for the three months ended March 31, 2000 and 2001, respectively, the results of operations of the Company.



                                                                  Three Month
                                                                  Period Ended
                                                                   March 31,
                                                       2000                          2001
                                           ----------------------------- -----------------------------
                                                             (Dollars in thousands)

Operating revenues                                $59,385        100.0%        $61,038         100.0%
Operating expenses:
     Telecommunication costs                       24,707         41.6%         23,123          37.9%
     Facility commissions                          18,778         31.6%         19,637          32.2%
     Field operations and maintenance               1,731          2.9%          1,827           3.0%
     Selling, general and administrative            4,384          7.4%          4,815           7.9%
     Cost of equipment sales                          113          0.2%          1,009           1.6%
     Depreciation                                   1,966          3.3%          2,047           3.3%
     Amortization of intangibles                    4,474          7.5%          2,929           4.8%
                                                  -------       -------        -------        -------
Total operating expenses                           56,153         94.5%         55,387          90.7%
                                                  -------       -------        -------        -------
Operating income                                    3,232          5.5%          5,651           9.3%
Interest expense, net                               4,897          8.3%          4,758           7.8%
                                                  -------       -------        -------        -------
Income (loss) before income taxes                  (1,665)        -2.8%            893           1.5%
Income tax expense                                     21                          148           0.3%
                                                  -------       -------        -------        -------
Net Income (Loss)                                  (1,686)        -2.8%            745           1.2%
                                                  =======       =======        =======        =======
EBITDA                                             $9,672         16.3%        $10,627          17.4%
                                                  =======       =======        =======        =======




     Three Months Ended March 31, 2001 Compared to Three Months ended March 31, 2000

     Operating Revenues. The Company's operating revenues increased by $1.6 million, or 3.0%, from $59.4 million for the three months ended March 31, 2000 to $61.0 million for the three months ended March 31, 2001. The increase in operating revenues was primarily due to increased sales of software and equipment. Operating revenues from the Company's traditional inmate business and Solutions business were consistent for each of the three months ended March 31, 2000 and 2001.

     Operating Expenses. Total operating expenses decreased $0.7 million, from $56.1 million for the three months ended March 31, 2000 to $55.4 million for the three months ended March 31, 2001. Operating expenses as a percentage of operating revenues decreased 3.8% from 94.5% for the three months ended March 31, 2000 to 90.7% for the three months ended March 31, 2001. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

     Telecommunication costs decreased by $1.6 million, from $24.7 million for the three months ended March 31, 2000 to $23.1 million for the three months ended March 31, 2001. Telecommunication costs represented 41.6% of operating revenues for the three months ended March 31, 2000 and 37.9% of operating revenues for the three months ended March 31, 2001, a decrease of 3.7%. The percentage decrease, after considering the effect on revenue of the increased equipment and software sales during the three months ended March 31, 2001, is primarily due to savings generated from new long distance contracts.

     Facility commissions increased by $0.8 million, from $18.8 million for the three months ended March 31, 2000 to $19.6 million for the three months ended March 31, 2001. Facility commissions represented 31.6% of operating revenues for the three months ended March 31, 2000 and 32.2% of operating revenues for the three months ended March 31, 2001, an increase of 0.4%. Commission expense as a percentage of revenue for the Company's traditional inmate business increased from 35.8% in the first quarter of 2000 to 37.0% in the first quarter of 2001. This increase is due to competition for new business and increased commission rates on renewals. Commission rates are expected to gradually increase in the future.

     Field operations and maintenance costs increased by $0.1 million, from $1.7 million for the three months ended March 31, 2000 to $1.8 million for the three months ended March 31, 2001. Field operations and maintenance costs represented 2.9% of operating revenues for the three months ended March 31, 2000 and 3.0% of operating revenues for the three months ended March 31, 2001, an increase of 0.1%. This increase is primarily due to higher field equipment replacements during the three months ended March 31, 2001.

     Cost of equipment sales increased by $0.9 million, from $0.1 million for the three months ended March 31, 2000 to $1.0 million for the three months ended March 31, 2001 due to increased sales of equipment.

     SG&A costs increased by $0.4 million, from $4.4 million for the three months ended March 31, 2000 to $4.8 million for the three months ended March 31, 2001. SG&A represented 7.4% of operating revenues for the three months ended March 31, 2000 and 7.9% of operating revenues for the three months ended March 31, 2001, an increase of 0.5%. The increase is primarily due to increased staffing to support enhancements to the Company's information systems and to execute new sales initiatives.

     Depreciation and amortization costs decreased by $1.4 million, from $6.4 million for the three months ended March 31, 2000 to $5.0 million for the three months ended March 31, 2001. Depreciation and amortization costs represented 10.8% of operating revenues for the three months ended March 31, 2000 and 8.1% of operating revenues for the three months ended March 31, 2001, a decrease of 2.7%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

     Operating Income. The Company's operating income increased by $2.4 million, from $3.2 million for the three months ended March 31, 2000 to $5.6 million for the three months ended March 31, 2001, substantially due to the factors described above. The Company's operating income margin increased from 5.5% for the three months ended March 31, 2000 to 9.3% for the three months ended March 31, 2001, primarily as a result of the factors described above.

     Interest Expense, Net. Interest expense, net, consisting of interest expense offset by interest income, decreased by $0.1 million from $4.9 million for the three months ended March 31, 2000 to $4.8 million for the three months ended March 31, 2001.

     Net Income (Loss). The Company's net income (loss) increased by $2.4 million, from a net loss of $1.7 million for the three months ended March 31, 2000 to net income of $0.7 million for the three months ended March 31, 2001, primarily as a result of the factors described above.

     EBITDA. Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") increased by $0.9 million from $9.7 million for the three months ended March 31, 2000 to $10.6 million for the three months ended March 31, 2001, representing a 9.3% increase. EBITDA as a percentage of operating revenues increased from 16.3% for the three months ended March 31, 2000 to 17.4% for the three months ended March 31, 2001, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in this Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating income. Several of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.


Liquidity and Capital Resources

     The Company anticipates that its principal uses of liquidity will be to provide working capital, meet debt service requirements, and to repay principal under the Senior Credit Facility (as defined). Regarding working capital, the Company received notice that one of its billing agents intends to begin remitting funds to the Company in 44 days as compared to their historical 30 day payment schedule. This change would reduce the Company's end of month liquidity by approximately $8 million. The billing agent has informally and tentatively agreed not to make this change until, at the earliest, December of 2001. The Company expects that its principal sources of funds will be cash flow from operations, proceeds from the new equity issued on May 30, 2001, as further discussed herein, and borrowings under the Senior Credit Facility. The Company anticipates that its primary capital expenditures will be for capital items required to implement new contracts entered into by the Company, although the Company does not have any material commitments for capital expenditures. Management believes that cash flow from operations, borrowings on the Senior Credit Facility and proceeds from the new equity issued on May 30, 2001 will be sufficient to fund the requirements of the Company for at least the next twelve months.

     On May 30, 2001, the Company acquired all of the capital stock of FortuneLinx, Inc. for shares of the Company's Class "A" Common stock equal to approximately 6% of the Company's Common Stock on a fully diluted basis. Of the 6%, 3% was issued on May 30, 2001, and the remaining 3% will be issued twelve months after the effective date of the acquisition if certain financial performance objectives are achieved. Additionally, options were issued to the sellers allowing them to purchase up to 1% of the Company's Class "A" Common Stock on a fully diluted basis at an exercise price of $2,000 per share. In conjunction with the closing, a note payable to a FortuneLinx shareholder in the principal amount of $0.8 million was repaid plus accrued interest.



Equity Offering and Senior Credit Facility Amendment

     On April 10, 2001, the Company's Board of Directors approved a plan to offer to sell 12,000 shares of the Company's Class "A" Common stock for $750 per share to the Company's existing shareholders. The Company received $9 million of proceeds from the issuance of this new equity on June 4, 2001. As part of this offer each subscribing shareholder received their pro-rata share of warrants equal to 4.5% of the Company's fully diluted common stock. The warrants expire on May 30, 2007 and are convertible to the Company's Class "A" Common Stock at $750 per share.

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


     In March 1999, the Company raised $5 million of equity from its existing shareholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at a price of $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series "A" Stock and a warrant to acquire one share of Common Stock for $1,000 per share. The First Preferred Series "A" Stock is entitled to receive dividends at the applicable First Preferred Series "A" Rate, payable quarterly commencing on April 1, 1999. Such dividends are payable out of funds legally available therefore, are payable only when, as, and if declared by the Board of Directors, are cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series "A" Rate until paid. The First Preferred Series "A" Rate will be 8% per annum through March 31, 2001, 10% per annum from April 1, 2001 through June 30, 2001, and thereafter will increase by 0.5% for each additional three months period up to a maximum of 16% per annum. The First Preferred Series "A" Stock ranks senior to all classes of the Company's common stock but ranks junior to the Senior Preferred Stock of the Company (the "Senior Preferred Stock") with respect to dividend rights and rights upon liquidation. The warrants have a strike price of $1,000 per share and will expire, if not sooner exercised, on December 31, 2007. As a result of the issuance of the First Preferred Series "A" Stock and warrants, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waived the lenders' rights to the proceeds raised by the Company from the issuance.

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

     Net cash provided by operating activities decreased by $0.5 million from $5.7 million for the three months ended March 31, 2000, to $5.2 million for the three months ended March 31, 2001. Operating income for the three months ended March 31, 2001, before consideration of depreciation and amortization, increased by $1.0 million over the three months ended March 31, 2000, which was offset by timing of certain cash receipts and disbursements in the normal course of business.

     Cash used in investing activities was $2.5 million for the three months ended March 31, 2001 as compared to $3.0 million for the three months ended March 31, 2000, consisting primarily of both cash outflows for investments in new business and customer contract renewals and payments of acquisition costs relating to acquisitions made in prior years.

     Cash used in financing activities was $0.5 million for the three months ended March 31, 2001 as compared to $4.1 million for the three months ended March 31, 2000, consisting primarily of principal repayments under the Senior Credit Facility, offset by new borrowings under the Senior Credit Facility.

     The Senior Credit Facility, as amended on May 30, 2001, consists of (a) $55.0 million term loan acquisition facility all of which has been borrowed and upon which $30.9 million of scheduled principal payments had been made as of March 31, 2001, (b) $10.5 million of additional term loan facilities which has been borrowed as of December 31, 2000 (availability of a $2.5 million additional term loan expired because the Company did not achieve certain financial performance for the year ended December 31, 2000), and (c) a $25.0 million revolving loan facility (which includes a $10.0 million letter of credit facility) upon which $16.5 million had been borrowed as of March 31, 2001. Scheduled principal payments under the Senior Credit Facility bear interest, at the option of the Company, at either (i) the Base Rate (i.e., the higher of Canadian Imperial Bank of Commerce's ("CIBC") reference rate or the overnight federal funds rate plus 0.5%) plus a margin that varies from 150 to 350 basis points, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior Credit Facility); or (ii) the LIBOR plus a margin that varies from 275 to 450 basis points, depending on the Company's Total Debt to EBITDA Ratio.

     The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBOR loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Remaining scheduled principal payments on the term loan facilities are approximately $10.3 million and $24.2 million during the years ended 2001, and 2002, respectively. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all the assets of the Company and its subsidiaries. The Senior Credit Facility also requires the Company to meet certain financial tests on a consolidated basis, some of which may be more restrictive in future years. Based on the Company's current forecast, certain of these financial tests are likely to not be met by March 31, 2002. The Company's failure to comply with its obligations under the Senior Credit Facility, or in agreements relating to indebtedness incurred in the future, could result in an event of default under such agreements, which could permit acceleration of the related debt and acceleration of debt under other financing arrangements that may contain cross-acceleration or cross-default provisions.

     On June 30, 1998, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Senior Credit Facility. At March 31, 2001, the interest rate cap has an aggregate notional amount of $30.0 million, which matures in June 2001, and caps interest on the LIBOR portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

     As of May 30, 2001, without consideration of the May 30, 2001 new equity offering discussed herein, the Company had $6.2 million of available borrowing capacity under the Senior Credit Facility.

     As of March 31, 2001 the Company had approximately $166.1 million of long-term indebtedness outstanding including the current portion, a deficit in stockholders' equity of $47.5 million, and $6.3 million of cash.

     As of March 31, 2001, the Company's long-term indebtedness included (i) $115.0 million of 11.0% Senior Notes due 2007 (the "Senior Notes"), (ii) $51.1 million of indebtedness under the Senior Credit Facility, and (iii) $10,853 of other indebtedness.

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


Special Note Regarding Forward-Looking Information

     Certain statements in this Quarterly Report Form 10-Q constitute forward-looking statements. These forward-looking statements are all statements that are not statements of historical fact or that might otherwise be considered opinion, belief, or projection. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements. The risks, uncertainties, and other factors to which forward-looking statements are subject include, among others, those set forth under the caption "Risk Factors" in the Company's Form 10-K filed on June 1, 2001, which is available from the Company, from the Securities and Exchange Commission at prescribed rates, and at the web site www.sec.gov. Such factors include, without limitation, the following: competitors with greater resources; risks associated with uncollectible accounts; risks associated with carrying a large amount of debt; risks associated with our limited operating history and accumulated deficits; risks associated with our dependency on facilities-based carriers; risks associated with market growth stagnating or declining; lack of patents and possible infringement;
technological change and new services; control by principal shareholders; changes in the telecommunications industry; availability of key personnel; and changes in or the failure to comply with, governmental regulations. All subsequent written or oral forward-looking statements attributable to the company or persons acting on its behalf are expressly qualified in their entirety by such factors.

     In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although the Company believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, as a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity, performance, or achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of such forward-looking statements. All forward-looking statements included in the Quarterly Report on Form 10-Q are based on information available to the Company on the date hereof, and the Company is under no duty to update any of the forward-looking statements after the date hereof.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the information reported in the Company's Form 10-K.

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

     None.

ITEM 5.       OTHER INFORMATION

     None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

 Exhibit
   No.                               Description of Exhibit
----------           -------------------------------------------------------

3.1 Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as of July 23, 1998 (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, dated as of August 14, 1998 and incorporated herein by reference).
3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company, dated as February 11, 1999.
4.1 Indenture, dated as of June 27, 1997, between the Company and U.S. Trust Company of Texas, N.A. (filed as Exhibit 4.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.2 Form of Note (filed as Exhibit 4.2 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.3 Form of Subsidiary Guaranty (contained in Indenture filed as Exhibit 4.3 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.4 Registration Rights Agreement, dated as of June 27, 1997, between the Company and the Initial Purchaser (filed as Exhibit 4.4 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.5 Registration Rights Agreement dated as of December 27, 1996, by and among the Company and certain Holders named therein (filed as Exhibit 4.5 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.6 Shareholders Agreement, dated as of December 27, 1996, by and among the Company and certain Persons named therein (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.7 Warrant Agreement, dated as of December 27, 1996, between the Company and CIBC Wood Gundy Ventures, Inc. (filed as Exhibit 4.7 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.8 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.8 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.9 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.9 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.10 Warrant Agreement, dated as of December 27, 1996, between the Company and Gregg L. Engles (filed as Exhibit 4.10o the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.11 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.11 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.12 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.12 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.13 Warrant Agreement, dated as of December 27, 1996, between the Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.13 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.14 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.14 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.15 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.15 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.16 Warrant Agreement, dated as of December 27, 1996, between the Company and Joseph P. Urso (filed as Exhibit 4.16 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.17 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.17 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.18 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.18 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.19 Warrant Agreement, dated as of December 27, 1996, between the Company and Todd W. Follmer (filed as Exhibit 4.19 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
4.20 Form of Warrant  Agreement,  dated as of March 12,  1999  (filed as Exhibit
     4.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).
4.21* Form of Warrant Agreement, dated as of May 30, 2001.
10.1*Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of May 30, 2001, among the Company, and certain lenders named therein, and Canadian Imperial Bank of Commerce.

--------------------------------------------------------------------------------

* Filed herewith.


(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the period subject to this Quarterly Report on Form 10-Q.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   EVERCOM, INC.


                                                   By: /s/  RICHARD FALCONE
                                                      --------------------------
                                                       Richard Falcone
                                                       Chief Executive Officer


                                                   By: /s/  KEITH KELSON
                                                      --------------------------
                                                       Keith Kelson
                                                       Chief Financial Officer



Date:  June 7, 2001