Form 10-Q
period 2001-06-30
EVERCOM INC
filed 2001-08-14
CIK 1030965

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

                                  (Mark One)

    [X]  Quarterly report pursuant to sections 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       OR

    [ ] Transition report pursuant to sections 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                 For the transition period from _____ to _____

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of June 30, 2001, 30,770 shares of Class A common stock, par value $0.01 per share, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


     Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q:

   1.  Registration Statement on Form S-4 (File No. 333-33639);
   2.  Quarterly Report on Form 10-Q, dated as of August 14, 1998; and
   3.  Quarterly Report on Form 10-Q, dated as of May 12, 1999;
   4.  Quarterly Report on Form 10-Q, dated as of June 7, 2001.

                         EVERCOM, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.................................   4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................  12

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk..........................................  28

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings....................................  29

Item 2.    Changes in Securities and Use of Proceeds............  29

Item 3.    Defaults Upon Senior Securities......................  29

Item 4.    Submission of Matters to a Vote of Stockholders......  29

Item 5.    Other Information....................................  29

Item 6.    Exhibits and Reports on Form 8-K.....................  30


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         EVERCOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                                      December 31,       June 30,
                                                                                                          2000             2001
                                                                                                    --------------     ------------
ASSETS                                                                                                                 (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                                        $  4,195,034     $  5,725,496
     Accounts receivable, net                                                                           38,302,469       40,457,456
     Refundable income taxes                                                                               258,993          258,993
     Inventories                                                                                         4,167,609        5,024,511
     Prepaid expenses and other current assets                                                             668,623          654,096
     Deferred income tax asset                                                                           1,802,826        1,773,382
                                                                                                    --------------     ------------
          Total current assets                                                                          49,395,554       53,893,934
PROPERTY AND EQUIPMENT, Net                                                                             27,069,245       27,117,925
INTANGIBLE AND OTHER ASSETS, Net                                                                        85,991,382       84,940,050
                                                                                                    --------------     ------------
          TOTAL                                                                                       $162,456,181     $165,951,909
                                                                                                    ==============     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable                                                                                 $ 21,122,288     $ 25,523,636
     Income taxes payable                                                                                  500,000           72,869
     Accrued expenses                                                                                   20,430,296       18,089,287
     Current portion of long-term debt                                                                  13,776,766       13,750,000
                                                                                                    --------------     ------------
          Total current liabilities                                                                     55,829,350       57,435,792
LONG-TERM DEBT                                                                                         152,750,000      145,375,000
OTHER LONG-TERM LIABLITIES                                                                                 100,000
DEFERRED INCOME TAXES                                                                                    1,802,826        1,773,382
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
STOCKHOLDERS' DEFICIT:
     Preferred stock, Senior and First Preferred Series A, $.01 par value; 6,000 and
          5,000 shares authorized, 5,925 and 5,000 shares issued and outstanding, respectively (cumulative liquidation value of $5,925,000 and $5,000,000
          respectively) as of December 31, 2000 and June 30, 2001                                              109              109
     Common stock, $.01 par value; 50,000 shares authorized, 16,433 and 31,170 shares
         issued and outstanding as of December 31, 2000 and June 30, 2001, respectively                        164              311
     Additional paid-in capital                                                                         25,206,414       35,390,171
     Accumulated deficit                                                                               (73,232,682)     (74,022,856)
                                                                                                    --------------     ------------
          Total stockholders' deficit                                                                  (48,025,995)     (38,632,265)
                                                                                                    --------------     ------------
          TOTAL                                                                                       $162,456,181     $165,951,909
                                                                                                    ==============     ============

                 See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                              Three Month                        Six Month
                                                              Period Ended                      Period Ended
                                                                June 30,                          June 30,
                                                          2000             2001             2000             2001
                                                   --------------     ------------     ------------     ------------
OPERATING REVENUE                                     $59,026,245      $60,591,461     $118,411,665     $121,629,884
OPERATING EXPENSES:
     Telecommunication costs                           23,946,722       23,901,109       48,653,805       47,024,077
     Facility commissions                              18,949,902       20,428,622       37,727,809       40,065,758
     Field operations and maintenance                   1,545,622        1,875,495        3,276,767        3,702,661
     Selling, general and administrative                4,504,953        5,094,187        8,888,374        9,908,871
     Cost of equipment sales                              240,524          134,623          354,098        1,143,536
     Depreciation and impairment                        2,048,628        3,120,614        4,015,022        5,167,838
     Amortization of intangibles                        4,056,808        2,789,318        8,530,767        5,718,023
                                                   --------------     ------------     ------------     ------------

          Total operating expenses                     55,293,159       57,343,968      111,446,642      112,730,764
                                                   --------------     ------------     ------------     ------------

OPERATING INCOME                                        3,733,086        3,247,493        6,965,023        8,899,120
INTEREST EXPENSE, Net                                   4,768,665        4,600,016        9,665,953        9,358,217
                                                   --------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                               (1,035,579)      (1,352,523)      (2,700,930)        (459,097)
INCOME TAX EXPENSE                                         31,875          182,913           53,135          331,076
                                                   --------------     ------------     ------------     ------------

NET LOSS                                              ($1,067,454)     ($1,535,436)     ($2,754,065)       ($790,173)
PREFERRED STOCK DIVIDENDS
     AND ACCRETION OF DISCOUNT                            369,080          375,077          736,734          748,610
                                                   --------------     ------------     ------------     ------------
NET LOSS APPLICABLE
     TO COMMON STOCK                                  ($1,436,534)     ($1,910,513)     ($3,490,799)     ($1,538,783)
                                                   ==============     ============     ============     ============

                 See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                                Six Month
                                                                                                               Period Ended
                                                                                                                 June 30,
                                                                                                            2000            2001
                                                                                                         ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                                                           ($2,754,065)      ($790,173)
     Adjustments to reconcile net loss to net cash provided by operating activities
         Depreciation and impairment                                                                      4,015,022       5,167,838
         Amortization of intangible assets, including deferred financing costs and bond discount          9,055,547       6,353,766
         Changes in operating assets and liabilities, net of effects of acquisitions:
             Accounts receivable                                                                         (1,777,546)     (2,154,987)
             Inventories                                                                                    286,118      (1,877,723)
             Prepaid expenses and other assets                                                             (234,725)       (131,058)
             Accounts payable                                                                             2,030,679       4,620,098
             Accrued expenses                                                                            (2,986,154)     (2,893,597)
             Income taxes                                                                                   149,522        (427,131)
                                                                                                         ----------      ----------

                  Net cash provided by operating activities                                               7,784,398       7,867,033
                                                                                                         ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                                (5,366,080)     (5,217,669)
     Cash outflows for acquisitions                                                                        (825,433)     (1,728,613)
                                                                                                         ----------      ----------
                  Net cash used in investing activities                                                  (6,191,513)     (6,946,282)
                                                                                                         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of credit facility amendment fees                                                                             (611,865)
     Repayment of debt                                                                                   (3,216,420)     (7,401,766)
     Proceeds from the issuance of common stock and warrants, net of expenses                                             8,623,342
                                                                                                         ----------      ----------

          Net cash provided by (used in) financing activities                                            (3,216,420)        609,711
                                                                                                         ----------      ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                         (1,623,535)      1,530,462
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            1,987,732       4,195,034
                                                                                                         ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                   $364,197      $5,725,496
                                                                                                         ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                              $9,088,421      $8,835,963
                                                                                                         ==========      ==========

     Cash paid for income taxes                                                                            ($96,390)       $758,207
                                                                                                         ==========      ==========
NONCASH TRANSACTIONS:
     Dividends payable                                                                                     $437,000        $491,625
                                                                                                         ==========      ==========

     Stock issued for acquisition of assets                                                                       -      $2,052,188
                                                                                                         ==========      ==========

                 See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements as of June 30, 2001 for the three-month and six-month periods ended June 30, 2000 and 2001 of Evercom, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit.

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

     Business Combinations and Goodwill and Intangible Assets

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations," effective July 1 2001, and SFAS No. 142, "Goodwill and Intangible Assets," effective January 1, 2002. SFAS No. 141 prohibits pooling of interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company is evaluating the financial statement impact of SFAS No. 142.

     Reclassifications

     Certain reclassifications have been made in the three and six months ended June 30, 2000 consolidated financial statements to conform to the classifications used in the three and six months ended June 30, 2001.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                                 December 31,                  June 30,
                                                                                     2000                        2001
                                                                           ----------------------      ----------------------
                                                                                                             (Unaudited)
Trade accounts receivable, net of advance payments of $289,385
     and $0 at December 31, 2000 and June 30, 2001 respectively                       $41,028,861                 $42,737,744
Advance commissions receivable                                                          1,654,595                     829,084
Recoverable Universal Service Fund fees                                                   235,817                      77,663
Employees and other                                                                       453,704                     103,508
                                                                           ----------------------      ----------------------
                                                                                       43,372,977                  43,747,999
Less allowance for unbillable and uncollectible chargebacks                            (5,070,508)                 (3,290,543)
                                                                           ----------------------      ----------------------
                                                                                      $38,302,469                 $40,457,456
                                                                           ======================      ======================

     At December 31, 2000 and June 30, 2001, the Company had advanced commissions to certain inmate facilities of $1,758,299 and $1,067,678 (unaudited), which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                 December 31,                  June 30,
                                                                                     2000                        2001
                                                                           ----------------------      -----------------------
                                                                                                             (Unaudited)
Leasehold improvements                                                               $    944,292                 $    962,103
Telephone system equipment                                                             46,285,050                   51,316,427
Vehicles                                                                                  430,548                      430,548
Office equipment                                                                        2,727,911                    2,895,241
                                                                           ----------------------      -----------------------
                                                                                       50,387,801                   55,604,319
Less accumulated depreciation                                                         (23,318,556)                 (28,486,394)
                                                                           ----------------------      -----------------------
                                                                                     $ 27,069,245                 $ 27,117,925
                                                                           ======================      =======================

     Depreciation and impairment - Depreciation and impairment for the six months ended June 30, 2000 and 2001 includes depreciation expense of $4,015,022 and $4,147,017 respectively. Also included in depreciation and impairment for the six months ended June 30, 2001 is an impairment loss of $1.0 million on telephone system equipment removed from service. In addition, the Company has revised the remaining useful lives of certain telephone-equipment.

4.   INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:

                                                                                 December 31,                 June 30,
                                                                                     2000                       2001
                                                                           ----------------------     ----------------------
                                                                                                             (Unaudited)
Intangible assets:
     Acquired telephone contracts                                                     $71,566,718                $73,718,700
     Noncompete agreements                                                                568,611                    568,611
     Deferred loan costs                                                                9,042,247                  9,654,112
     Goodwill                                                                          84,730,834                 87,118,881
     Other intangibles                                                                    783,096                    783,096
                                                                           ----------------------     ----------------------
                                                                                      166,691,506                171,843,400
   Less accumulated amortization                                                      (81,221,978)               (87,575,744)
                                                                           ----------------------     ----------------------
Total intangible assets                                                                85,469,528                 84,267,656
Deposits and other                                                                        418,150                    433,800
Noncurrent portion of commission advances to facilities                                   103,704                    238,594
                                                                           ----------------------     ----------------------
                                                                                      $85,991,382                $84,940,050
                                                                           ======================     ======================


5.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                                 December 31,                 June 30,
                                                                                     2000                       2001
                                                                           ----------------------     ----------------------
                                                                                                            (Unaudited)
Facility commissions                                                                  $ 8,204,779                $ 7,414,555
Billing and collection fees                                                             1,988,157                  2,366,711
Accrued acquisition and financing costs                                                   578,081                    639,043
Accrued interest                                                                          541,530                    428,040
Accrued excise taxes payable                                                            1,958,017                  1,696,546
Accrued dividends on preferred stock                                                    2,142,434                  2,634,059
Accrued payroll and bonuses                                                               812,898                    870,865
Accrued payable to joint venture partner                                                1,136,916                    450,759
Deferred revenue                                                                        1,076,425                    463,543
Other                                                                                   1,991,059                  1,125,166
                                                                           ----------------------     ----------------------
                                                                                      $20,430,296                $18,089,287
                                                                           ======================     ======================

6.   LONG-TERM DEBT

     The following is a summary of long-term debt:

                                                                                 December 31,                  June 30,
                                                                                     2000                        2001
                                                                           ----------------------      ----------------------
                                                                                                             (Unaudited)
Senior Notes                                                                         $115,000,000                $115,000,000
Senior Credit Facility:
     Revolving loan facility                                                           13,500,000                  13,000,000
     Term loan acquisition facility                                                    27,500,000                  20,625,000
     Additional term loan facility                                                      5,500,000                   5,500,000
     Second additional term loan facility                                               5,000,000                   5,000,000
Other                                                                                      26,766
                                                                           ----------------------      ----------------------
                                                                                      166,526,766                 159,125,000
Less current portion of long-term debt                                                (13,776,766)                (13,750,000)
                                                                           ----------------------      ----------------------
                                                                                     $152,750,000                $145,375,000
                                                                           ======================      ======================

     Under the terms of the Senior Credit Facility, the term loan acquisition facility is due in quarterly installments of $3,437,500, with the remaining unpaid balance for all borrowings under the Senior Credit Facility being due on December 31, 2002. Both the revolving and the term loan facilities are collateralized by substantially all of the assets of the Company.

     On June 29, 2001, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Company's revolving and term loan agreement (the "Senior Credit Facility"). At June 30, 2001, the interest rate cap has an aggregate notional amount of $20.0 million, which matures in December 2002, and caps interest on the London Interbank Offering Rate ("LIBOR") portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

     On May 30, 2001, and in conjunction with the commitment from existing shareholders and other investors to purchase 12,000 shares of the Company's Common stock for $750 per share, the Company and its Senior Credit Facility lenders amended the Company's Senior Credit Facility. The amendment changed the requirements and definitions of certain financial covenants through December 31, 2001 and increased the Company's ability to enter into capital lease arrangements from $2.5 million to $5.0 million. Additionally, the amendment waived the Senior Credit Facility Lender's rights to the proceeds from the May 30, 2001 issuance of common stock and waived all outstanding defaults under the Senior Credit Facility. An amendment fee equal to 0.75% of outstanding commitments, or $0.4 million, was paid to the Senior Credit Facility lenders to effect this amendment. Additionally, the amendment increased all interest rates under the Senior Credit Facility by 0.5% (50 basis points).

7.  EQUITY

     On April 10, 2001, the Company's Board of Directors approved a plan to offer to sell 12,000 shares of the Company's Class "A" Common stock for $750 per share to the Company's existing shareholders. The Company received $9 million of proceeds from this offering on June 4, 2001. As part of this offer, subscribing shareholders received their pro-rata share of warrants equal to 4.5% of the Company's fully diluted common stock. The warrants expire on December 31, 2007 and are exercisable for the Company's Class "A" Common Stock at $750 per share .


8.   ACQUISITION

     On May 30, 2001, the Company acquired all of the capital stock of FortuneLinx, Inc., for 2,736 shares of the Company's Class "A" Common stock. If certain financial performance objectives are not achieved within the first twelve months after the effective date of the acquisition, 1,368 of the shares issued to acquire FortuneLinx will be forfeited by the sellers. Additionally, options were issued to the sellers allowing them to purchase 456 shares of the Company's Class "A" Common Stock at an exercise price of $2,000 per share. In conjunction with the closing, a note payable to a FortuneLinx shareholder in the principal amount of $0.8 million was repaid plus accrued interest.

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

Overview

     The Company is a provider of collect and prepaid calling services to local, county, state, and private correctional facilities in the U.S. The Company derives substantially all of its revenues from its operation of inmate telecommunications systems located in correctional facilities in 43 states and the District of Columbia.

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

     The Company's traditional inmate business consists of collect and prepaid calling services provided to correctional facilities. The Company also provides its Solutions services, representing validation, fraud management and billing services to third parties. The Company's largest Solutions customer is a major RBOC. Under the terms of the agreement, the Company acquires at a discount the related inmate accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC. However, under the terms of the agreement, all purchased receivables must be processed and validated through the Company's call management and billing system. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. Because the Company's revenues associated with this contract represent only a percentage of the face value of the receivables purchased, the associated uncollectible account expense and billing and collection fees represent a much higher percentage of revenue as compared to the Company's traditional inmate business. Consequently, the Company's telecommunications costs represent a higher percentage of revenue under this contract. There are minimal selling, general, and administrative ("SG&A") costs associated with this contract. The contract term is through January 31, 2003, and has no minimum volume commitment. The Company pays no facility commissions under this agreement. In February, 2001, the RBOC notified the Company of its plan to exit the inmate market by the end of 2002 and consequently, the Company expects its revenues to gradually decline from this contract over the next two years. The Company believes it is reasonable to expect that some portion of the RBOC's customers will be converted to Evercom's traditional inmate business. The Company also provides Solutions services to other inmate telecommunications companies and is anticipating expanding this business.

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

     Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with the facility, and in some cases are subject to monthly minimum amounts. Commission rates are one of the primary bases of competition for obtaining and retaining contracts. The Company's ability to offer increasingly attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for larger facilities have higher commission rates, but these higher commission rates are typically offset by lower network charges, field maintenance, and SG&A expenses as a percentage of revenue. The commission rates paid by the Company have increased in each period, from 36.0% for the quarter ended June 30, 2000 to 37.6% for the quarter ended June 30, 2001. This increase is due primarily to higher facility commissions on renewals and new business. Commission rates are expected to increase as a percentage of revenues in the future. The overall commission percentage to total revenues of 33.7% for the quarter ended June 30, 2001 includes the effect of Solutions services provided under the Company's agreement with a major RBOC, under which no commissions are paid.

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

Results of Operations

     The following table sets forth, for the three months and six months ended June 30, 2000 and 2001, respectively, the results of operations of the Company.

                                                 Three Month Period Ended June 30,            Six Month Period Ended June 30,
(Dollars in thousands)                              2000                  2001                  2000                   2001
                                          ---------------------------------------------------------------------------------------
Operating revenues                          $59,026     100.0%    $60,591     100.0%    $118,412     100.0%    $121,630     100.0%
Operating expenses:
     Telecommunication costs                 23,947      40.6%     23,901      39.4%      48,654      41.1%      47,024      38.7%
     Facility commissions                    18,950      32.1%     20,429      33.7%      37,728      31.9%      40,066      32.9%
     Field operations and maintenance         1,546       2.6%      1,875       3.1%       3,277       2.8%       3,703       3.0%
     Selling, general and administrative      4,505       7.6%      5,094       8.4%       8,888       7.5%       9,909       8.1%
     Cost of Equipment Sales                    240       0.4%        135       0.2%         354       0.3%       1,143       0.9%
     Depreciation and impairment              2,048       3.5%      3,121       5.2%       4,015       3.4%       5,168       4.2%
     Amortization of intangibles              4,057       6.9%      2,789       4.6%       8,531       7.2%       5,718       4.7%
                                          ---------     ------    -------     ------    --------     ------    --------     -----

Total operating expenses                     55,293      93.7%     57,344      94.6%     111,447      94.1%     112,731      92.7%
                                          ---------     ------    -------     ------    --------     ------    --------     -----

Operating income                              3,733       6.3%      3,247       5.4%       6,965       5.9%       8,899       7.3%
Interest expense, net                         4,768       8.1%      4,600       7.6%       9,666       8.2%       9,358       7.7%
                                          ---------     ------    -------     ------    --------     ------    --------     -----


Loss before income taxes                     (1,035)     (1.8%)    (1,353)     (2.2%)     (2,701)     (2.3%)       (459)     (0.4%)
Income tax expense                               32       0.0%        183       0.3%          53       0.0%         331       0.2%
                                          ---------     ------    -------     ------    --------     ------    --------     -----

Net Loss                                     (1,067)     (1.8%)    (1,536)     (2.5%)     (2,754)     (2.3%)        (790)    (0.6%)
                                          =========     ======    =======     ======    ========     ======    ========     =====
EBITDA                                       $9,838      16.7%     $9,157      15.1%     $19,511      16.5%     $19,785      16.3%
                                          =========     ======    =======     ======    ========     ======    ========     =====

     Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000.

     Operating Revenues. The Company's operating revenues increased by $1.6 million, or 2.6%, from $59.0 million for the three months ended June 30, 2000 to $60.6 million for the three months ended June 30, 2001. The increase in operating revenue was primarily in the Company's traditional inmate business as a result of new sales initiatives.

     Operating Expenses. Total operating expenses increased $2.0 million, from $55.3 million for the three months ended June 30, 2000 to $57.3 million for the three months ended June 30, 2001. Operating expenses as a percentage of operating revenues increased 0.9% from 93.7% for the three months ended June 30, 2000 to 94.6% for the three months ended June 30, 2001. The increase in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

     Telecommunication costs were $23.9 million for the three months ended June 30, 2000 and 2001. Telecommunications costs represented 40.6% of operating revenues for the three months ended June 30, 2000 and 39.4% of operating revenues for the three months ended June 30, 2001. The increase in telecommunications costs as a percentage of operating revenues is primarily due to savings generated from new long distance contracts, partially offset by increased expenses associated with uncollectible accounts that were due in part to changes in policies and procedures by several of the Company's LEC billing agents.

     Facility commissions increased by $1.5 million, from $18.9 million for the three months ended June 30, 2000 to $20.4 million for the three months ended June 30, 2001. Facility commissions represented 32.1% of operating revenues for the three months ended June 30, 2000 and 33.7% of operating revenues for the three months ended June 30, 2001, an increase of 1.6%. Commission expense as a percentage of revenue for the Company's traditional inmate business was 36.0% and 37.6% for the three months ended June 30, 2000 and 2001, respectively. This increase is due to competition for new business and increased commission rates on renewals. Commission rates are expected to continue to increase in the future.

     Field operations and maintenance costs were $1.5 million for the three months ended June 30, 2000 and $1.9 million for the three months ended June 30, 2001. Field operations and maintenance costs represented 2.6% of operating revenues for the three months ended June 30, 2000, and 3.1% of operating revenues for the three months ended June 30, 2001, an increase of 0.5%. The increase as a percentage of operating revenues is primarily due to higher field equipment repairs during the three months ended June 30, 2001.

     SG&A costs increased by $0.6 million, from $4.5 million for the three months ended June 30, 2000 to $5.1 million for the three months ended June 30, 2001. SG&A represented 7.6% of operating revenues for the three months ended June 30, 2000 and 8.4% of operating revenues for the three months ended June 30, 2001, an increase of 0.8%. The increase is primarily due to increased staffing to support enhancements to the Company's information systems and to execute new sales initiatives.

     Depreciation and impairment and amortization costs decreased by $0.2 million, from $6.1 million for the three months ended June 30, 2000 to $5.9 million for the three months ended June 30, 2001. During the three months ended June 30, 2001, the Company recorded an impairment loss of $1.0 million on telephone system equipment removed from service. Excluding this impairment, depreciation and amortization costs represented 10.4% of operating revenues for the three months ended June 30, 2000 and 8.1% of operating revenues for the three months ended June 30, 2001, a decrease of 2.3%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

     Operating Income. The Company's operating income decreased by $0.5 million, from $3.7 million for the three months ended June 30, 2000 to $3.2 million for the three months ended June 30, 2001, substantially due to the factors described above. The Company's operating income margin decreased from 6.3% for the three months ended June 30, 2000 to 5.4% for the three months ended June 30, 2001, as a result of the factors described above.

     Interest Expense, net. Interest expense, net decreased from $4.8 million for the three months ended June 30,2000 to $4.6 million for the three months ended June 30,2001. This decrease is primarily due to lower average debt outstanding during the three months ended June 30, 2001.

     Net Loss. The Company's net loss increased by $0.4 million, from $1.1 million for the three months ended June 30, 2000 to $1.5 million for the three months ended June 30, 2001, primarily as a result of the factors described above.

     EBITDA. Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") decreased from $9.8 million for the three months ended June 30, 2000 to $9.2 million for the three months ended June 30, 2001. EBITDA as a percentage of operating revenues decreased from 16.7% for the three months ended June 30, 2000 to 15.1% for the three months ended June 30, 2001, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in the Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating income. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Operating Revenues. The Company's operating revenues increased by $3.2 million, or 2.7%, from $118.4 million for the six months ended June 30, 2000 to $121.6 million for the six months ended June 30,2001. The increase in operating revenues was primarily due to an increase in the Company's traditional inmate business as a result of new sales initiatives and the increased sales of software and equipment.

     Operating Expenses. Total operating expenses increased $1.3 million, from $111.4 million for the six months ended June 30, 2000 to $112.7 million for the six months ended June 30, 2001. Operating expenses as a percentage of operating revenues decreased 1.4% from 94.1% for the six months ended June 30, 2000 to 92.7% for the six months ended June 30, 2001. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

     Telecommunications costs decreased by $1.7 million, from $48.7 million for the six months ended June 30, 2000 to $47.0 million for the six months ended June 30, 2001. Telecommunications costs represented 41.1% of operating revenues for the six months ended June 30, 2000 and 38.7% of operating revenues for the six months ended June 30, 2001. The decrease in telecommunication costs as a percentage of operating revenues is primarily due to savings generated from new long distance contracts.

     Facility commissions increased by $2.4 million, from $37.7 million for the six months ended June 30, 2000 to $40.1 million for the six months ended June 30, 2001. Facility commissions represented 31.9% of operating revenues for the six months ended June 30, 2000 and 32.9% of operating revenues for the six months ended June 30, 2001, an increase of 1.0%. Commission expense as a percentage of revenue for the Company's traditional inmate business was 35.6% and 37.3% for the six months ended June 30, 2000 and 2001, respectively. This increase is due to competition for new business and increased commission rates on renewals. Commission rates are expected to continue to increase in the future.

     Field operations and maintenance costs were $3.3 million for the six months ended June 30, 2000 and $3.7 million for the six months ended June 30, 2001. Field operations and maintenance costs represented 2.8% of operating revenues for the six months ended June 30, 2000 and 3.0% for the six months ended June 30, 2001, an increase of 0.2%. This increase as a percentage of operating revenues is primarily due to higher field equipment repairs during the six months ended June 30, 2001.

     SG&A costs increased by $1.0 million, from $8.9 million for the six months ended June 30, 2000 to $9.9 million for the six months ended June 30, 2001. SG&A represented 7.5% of operating revenues for the six months ended June 30, 2000 and 8.1% of operating revenues for the six months ended June 30, 2001, an increase of 0.6%. This increase is primarily due to increased staffing to support enhancements to the Company's information systems and to execute new sales initiatives. Additionally, the Company spent $0.2 million during the six months ended June 30, 2001 for executive search fees.

     Depreciation and impairment and amortization costs decreased by $1.6 million, from $12.5 million for the six months ended June 30, 2000 to $10.9 million for the six months ended June 30, 2001. During the six months ended June 30, 2001, the Company recorded an impairment loss of $1.0 million on telephone system equipment removed from service. Excluding this impairment, depreciation and amortization costs represented 10.6% of operating revenues for the six months ended June 30, 2000 and 8.1% of operating revenues for the six months ended June 30, 2001, a decrease of 2.5%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

     Operating Income. The Company's operating income increased by $1.9 million, from $7.0 million for the six months ended June 30, 2000 to $8.9 million for the six months ended June 30, 2001, substantially due to the factors described above. The Company's operating income margin increased from 5.9% for the six months ended June 30, 2000 to 7.3% for the six months ended June 30, 2001, primarily as a result of the factors described above.

     Interest Expense, net. Interest expense, net decreased from $9.7 million for the six months ended June 30, 2000 to $9.4 million for the six months ended June 30, 2001. This decrease is primarily due to lower average debt outstanding during the six months ended June 30, 2001.

     Net Loss. The Company's net loss decreased by $2.0 million, from a $2.8 million for the six months ended June 30, 2000 to $0.8 million for the six months ended June 30, 2001, primarily as a result of the factors described above.

     EBITDA. EBITDA increased by $0.3 million from $19.5 million for the six months ended June 30, 2000 to $19.8 million for the six months ended June 30, 2001. EBITDA as a percentage of operating revenues decreased from 16.5% for the six months ended June 30, 2000 to 16.3% for the six months ended June 30, 2001, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in the Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating income. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Liquidity and Capital Resources

     The Company anticipates that its principal uses of liquidity will be to provide working capital, meet debt service requirements, and to repay principal under the Senior Credit Facility (as defined). Regarding working capital, the Company received notice that one of its billing agents intends to begin remitting funds to the Company in 44 days as compared to their historical 30 day payment schedule. This change would reduce the Company's end of month liquidity by approximately $8 million. The billing agent has informally and tentatively agreed not to make this change until, at the earliest, December of 2001. The Company expects that its principal sources of funds will be cash flow from operations, proceeds from the new equity issued on May 30, 2001, as further discussed herein, and borrowings under the Senior Credit Facility. The Company anticipates that its primary capital expenditures for the remainder of 2001 will be approximately $6.6 million for capital items required to implement new contracts and contract renewals entered into by the Company, upgrades to integrated systems, and capital expenditures associated with acquisitions in current and prior years. Total capital expenditures for the fiscal period ended December 31, 2001 are expected to be $13.5 million. The Company does not have material commitments for capital expenditures. Management believes that cash flow from operations, borrowings on the Senior Credit Facility and proceeds from the new equity issued on May 30, 2001 will be sufficient to fund the requirements of the Company for at least the next twelve months.

     On May 30, 2001, the Company acquired all of the capital stock of FortuneLinx, Inc., for 2,736 shares of the Company's Class "A" Common stock.
If certain financial performance objectives are not achieved within the first twelve months after the effective date of the acquisition, 1,368 of the shares issued to acquire FortuneLinx will be forfeited by the sellers. Additionally, options were issued to the sellers allowing them to purchase 456 shares of the Company's Class "A" Common Stock at an exercise price of $2,000 per share. In conjunction with the closing, a note payable to a FortuneLinx shareholder in the principal amount of $0.8 million was repaid plus accrued interest.


Equity Offering and Senior Credit Facility Amendment

     On April 10, 2001, the Company's Board of Directors approved a plan to offer to sell 12,000 shares of the Company's Class "A" Common stock for $750 per share to the Company's existing shareholders. The Company received $9 million of proceeds from the issuance of this new equity on June 4, 2001. As part of this offer each subscribing shareholder received their pro-rata share of warrants equal to 4.5% of the Company's fully diluted common stock. The warrants expire on May 30, 2007 and are exercisable for the Company's Class "A" Common Stock at $750 per share.

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

     Net cash provided by operating activities increased by $0.1 million from $7.8 million for the six months ended June 30, 2000, to $7.9 million for the six months ended June 30, 2001. Operating income for the six months ended June 30, 2001, before consideration of depreciation and impairment and amortization, increased by $0.3 million over the six months ended June 30, 2000, which was offset by timing of certain cash receipts and disbursements in the normal course of business.

     Cash used in investing activities was $6.2 million for the six months ended June 30, 2000 as compared to $6.9 million for the six months ended June 30, 2001, consisting primarily of both cash outflows for investments in new business and customer contract renewals, $1.4 million to fund the acquisition of FortuneLinx, and $0.3 million of acquisition costs relating to acquisitions made in prior years.

     Cash used in financing activities was $3.2 million for the six months ended June 30, 2000 as compared to cash provided by financing activities of $0.6 million for the six months ended June 30, 2001, consisting primarily of net proceeds raised through the issuance of common stock and new borrowings under the Senior Credit Facility, offset by principal repayments under the Senior Credit Facility.

     The Senior Credit Facility, as amended on May 30, 2001, consists of (a) $55.0 million term loan acquisition facility all of which has been borrowed and upon which $34.4 million of scheduled principal payments had been made as of June 30, 2001, (b) $10.5 million of additional term loan facilities which has been borrowed as of June 30, 2001 (availability of a $2.5 million additional term loan expired because the Company did not achieve certain financial performance for the year ended December 31, 2000), and (c) a $25.0 million revolving loan facility (which includes a $10.0 million letter of credit facility) upon which $13.0 million had been borrowed as of June 30, 2001. Scheduled principal payments under the Senior Credit Facility bear interest, at the option of the Company, at either (i) the Base Rate (i.e., the higher of Canadian Imperial Bank of Commerce's ("CIBC") reference rate or the overnight federal funds rate plus 0.5%) plus a margin that varies from 150 to 350 basis points, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior

Credit Facility); or (ii) the LIBOR plus a margin that varies from 275 to 450 basis points, depending on the Company's Total Debt to EBITDA Ratio.

     The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBOR loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Remaining scheduled principal payments on the term loan facilities are approximately $6.9 million and $24.2 million during the years ended 2001, and 2002, respectively. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all the assets of the Company and its subsidiaries. The Senior Credit Facility also requires the Company to meet certain financial tests on a consolidated basis, some of which may be more restrictive in future periods. Based on the Company's current forecast, the Company will not be in compliance with certain financial tests as of March 31, 2002. If the Company does not achieve the budgeted results included in its current forecast for the remainder of 2001, the Company will not be in compliance with certain financial tests prior to March 31, 2002. The Company's failure to comply with its obligations under the Senior Credit Facility, or in agreements relating to indebtedness incurred in the future, could result in an event of default under such agreements, which could permit acceleration of the related debt and acceleration of debt under other financing arrangements that may contain cross-acceleration or cross-default provisions.

     On June 29, 2001, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Senior Credit Facility. At June 30, 2001, the interest rate cap has an aggregate notional amount of $20.0 million, which matures in December, 2002 and caps interest on the LIBOR portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

     As of August 14, 2001, the Company had $9.2 million of available borrowing capacity under the Senior Credit Facility and $1.9 million of cash.

     As of June 30, 2001 the Company had approximately $159.1 million of long-term indebtedness outstanding including the current portion, a deficit in stockholders' equity of $38.5 million, and $5.7 million of cash.

     As of June 30, 2001, the Company's long-term indebtedness included $115.0 million of 11.0% Senior Notes due 2007 (the "Senior Notes"), and $44.1 million of indebtedness under the Senior Credit Facility.

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


Changes in Accounting Standards

     SFAS No. 141 "Business Combinations," effective July 1, 2001, and SFAS No. 142 "Goodwill and Intangible Assets," effective January 1, 2002 were issued on June 29, 2001. SFAS No. 141 prohibits pooling of interest accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company is evaluating the financial statement impact of SFAS No. 142.

133 effective January 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's financial position or results of operations.


Special Note Regarding Forward-Looking Information

     Certain statements in this Quarterly Report Form 10-Q constitute forward-looking statements. These forward-looking statements are all statements that are not statements of historical fact or that might otherwise be considered opinion, belief, or projection. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, levels of activity, performance, or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, performance, or achievements. The risks, uncertainties, and other factors to which forward-looking statements are subject include, among others, those set forth under the caption "Risk Factors" below.

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

     If we are required to pay higher commissions to retain our existing contracts or obtain new contracts, there could be a material adverse effect on us and on the value of our Senior Notes.

     Historically, federal and state facilities, which are generally bid on a system-wide basis, have been served by RBOCs, large LECs, and IXCs. These providers have generally not, however, focused on the smaller city and county correctional systems, which are typically negotiated on a facility-by-facility basis. As a result, a significant portion of city and county correctional facilities, which constitute a substantial majority of our customers, are served by independent inmate telephone and independent public pay telephone companies. A decision by RBOCs, large LECs, or IXCs to pursue actively contracts with city and county correctional facilities could have a material adverse effect on us and on the value of our Senior Notes.

     Our ability to offer competitive commission rates depends on effectively controlling costs, which in turn necessitates capital expenditures for software and systems. If IXCs, RBOCs, and large LECs, which have significantly greater financial resources than we do and are able to connect calls on their owned networks for a negligible marginal cost, were to focus on the inmate telecommunications market, we could face substantial competition and subsequent increases in commission rates or reduction in market share, which could have a material adverse effect on us and on the value of our Senior Notes.

Some of What We Bill is Uncollectible, and We May Underestimate This Number

     We are required to carry a reserve on our books for future charge-backs from LECs and third party clearinghouses for uncollectible amounts when such amounts exceed the reserves initially withheld by the LECs and clearinghouses. We set the reserves on our books using historical data on charge-backs for each LEC or other billing service providers. The setting of these reserves requires substantial use of estimation, and actual expenses associated with uncollectible accounts could differ from our estimates. Factors that could cause actual expenses associated with uncollectible accounts to vary from our estimates include difficulties in estimating reserves for acquired contracts and variations in expenses associated with uncollectible accounts among LECs. These variations could potentially lead to an increase in our expenses associated with uncollectible accounts, which could have a material adverse effect on us and on the value of our Senior Notes.

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

     The success of our growth strategy is also dependent on our ability to integrate acquired operations into existing operations. In addition, our success is dependent on our ability to expand internal operations. Our ability to manage our anticipated future growth will depend on a number of factors, including our ability to:


  .  evaluate new contract opportunities,
  .  monitor operations,
  .  control costs,
  .  maintain effective quality control,
  . obtain satisfactory and cost- effective lease rights from interconnection agreements with companies that own transmission lines, and
  .  expand our internal management, technical, and accounting systems.

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

     Our failure to successfully integrate acquired operations could have a material adverse effect on us and the value of our Senior Notes. Our acquisition strategy results in the amortization of acquired contracts over a relatively short period of time, generally one to three years. We had capitalized $73.7 million of acquired facility contracts as of June 30, 2001. As of June 30, 2001, we had capitalized $87.1 million of goodwill. This could lead to operating losses that could have a material adverse effect on us and on the value of our Senior Notes.

We Are Carrying a Large Amount of Debt That Restricts Our Ability to Operate Our Business

     We have significant debt and debt service obligations. Our Senior Credit Facility with Canadian Imperial Bank of Commerce as an agent for a syndicate of lenders provides for (a) a term loan acquisition facility of $55.0 million (b) an additional $10.5 million term loan facility and (c) a revolving loan facility of $25.0 million (which includes a $10.0 million letter of credit facility). In addition, on June 27, 1997, we sold $115,000,000 principal amount of 11% Senior Notes due 2007. At June 30, 2001, we had approximately $159.1 million of long-term debt outstanding (including current maturities).

     Our significant debt level will have several important consequences to holders of our Senior Notes, including, but not limited to, the following:

  . we will be required to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal repayment obligations in connection with the Senior Notes, the Senior Credit Facility, and other permitted indebtedness thereby reducing the funds available for our operations, capital expenditures, and other purposes;

  . our debt level and the covenants contained in the Senior Credit Facility and the indenture with respect to the Senior Notes will limit our ability to obtain additional financing, pay dividends, repurchase stock, make investments, grant liens, and take other actions that may be in the best interests of our stockholders; and

  . our substantial debt level may make us more vulnerable to economic fluctuations, limit our ability to withstand competitive pressures, and reduce our flexibility in responding to changing business and economic conditions.


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


We Have a Limited Operating History and Have Accumulated Deficits

     We were founded in December 1996. Accordingly, we have a limited operating history upon which an evaluation of us and our prospects can be based. We believe that our future success will depend on our ability to significantly increase revenues, which we cannot assure you will happen. Additionally, our limited operating history makes the accurate prediction of future operating results difficult or impossible, and we cannot assure you that our revenues will increase or even continue at their current level or that we will maintain profitability or generate cash from operations in future periods. As of June 30, 2001, we had an accumulated deficit of $74.0 million. We may experience losses in the future which could have a material adverse effect on us and on the value of our Senior Notes.


We Are Dependent On Transmission Facilities-Based Carriers

     We do not own telecommunications transmission lines. Accordingly, telephone calls made from correctional facilities are connected through transmission lines that we lease under a variety of arrangements with transmission facilities-based long distance carriers, some of which are or may become our competitors. Our calls are transmitted via facilities leased on a per minute or monthly basis. Accordingly, we are vulnerable to increases in our cost basis. If there is an increase in demand for telecommunications services (for example, data services) beyond the increase in supply of transmission facilities, our costs could increase, which could have a material adverse effect on us and on the value of our Senior Notes.



Changes in Regulation Could Adversely Affect Our Business

     The inmate telecommunications industry is regulated by both the Federal Communications Commission (the "FCC") and state public utility commissions. Our operations are also significantly affected by the regulation of other telecommunications businesses, including LECs and IXCs. Changes in the laws and regulations governing our business or other telecommunications businesses could have a material adverse effect on us and on the value of our Senior Notes.

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

     We charge relatively high rates for completing inmate collect, and prepaid calls. Many states have set maximum rates that can be charged for inmate collect calls. If regulators reduce the rates that may be charged, there could be a material adverse effect on us and on the value of our Senior Notes.


Our Market Growth May Stagnate or Decline

     Our future growth could be affected by negative trends in the growth of the number of correctional facilities or the number of prisoners. If the societal and political trends that have led to this growth rate abate, the growth of the corrections industry could stagnate or decline, and this would have a material adverse effect on us and on the value of our Senior Notes. In particular, if the drug laws or mandatory sentencing laws that have been enacted in the last decade are repealed or reduced in scope, there could be an adverse effect on the growth of the inmate population, which could effect our future success and the value of our Senior Notes. In addition, state prison authorities in the State of Texas have adopted policies severely restricting the making of telephone calls by inmates in state correctional facilities. The adoption of similar policies by other states could severely reduce the size of the inmate telecommunications market and have a material adverse effect on us and on the value of our Senior Notes.


Our New Business Line is Unproven For Us and May Prove Unsuccessful

     We are pursuing a new line of business that we call the "Solutions" business. The Solutions business is similar to the capabilities and services that we provide to one of the RBOCs today. The foundation of our Solutions business is our intelligent call management, billing, and fraud control capabilities. We are strengthening the underlying Solutions applications, and have been successful in creating interest with potential new customers as evidenced by recent new contract activity. We have limited experience in obtaining contracts to provide, and in providing, such services to third parties, and we cannot assure you that we will be successful in either of these endeavors. Our failure to secure opportunities to provide these services to third parties, to successfully provide these services, or to generate revenues from these services could have a material adverse effect on our future success and on the value of our Senior Notes.


If We Cannot Recruit and Retain Key Personnel, We Will Have Difficulty Executing Our Strategy

     Our success is dependent on the efforts of certain of our officers, senior management, technical, and other personnel, and on our ability to continue to attract, retain, and motivate qualified personnel. The competition for such employees is intense, and we believe that it would be difficult to replace the expertise and experience of such persons in the event that the services of one or more such persons were to become unavailable. Accordingly, the loss of the services of one or more of these individuals without adequate replacement could have a material adverse effect on us and our ability to implement our business strategy and to achieve our goals, and could have a material adverse effect on the value of our Senior Notes. In addition, our failure to attract and retain additional management to support our business strategy could also have a material adverse effect on us.


We Lack Patents and Might Be Challenged For Infringement

     None of our internally developed call processing technology has been patented. Accordingly, such technology and intellectual property rights could infringe on other parties' intellectual property rights and could be contested or challenged. We have received notice from two parties that certain features of our call processing technology may infringe upon such parties' patents. A competitor holds certain patents, which, if valid, might be relevant to our call processing technology and such competitor has recently consolidated the ownership of certain intellectual property which may increase the likelihood of a claim of infringement. Should our call processor or any material feature thereof be determined to violate applicable patents, we would be required to cease using the technology or features or seek to obtain appropriate licenses (which the Company may not be able to obtain) for the use of such technology, either of which could have a material adverse effect upon us and on the value of our Senior Notes.

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

     None of the Company's internally developed call processing technology has been patented. Accordingly, such technology and intellectual property rights could infringe on other parties' intellectual property rights and could be contested or challenged. The Company has received notice from two parties that certain features of the Company's call processing technology may infringe upon such parties' patents. A competitor holds certain patents, which, if valid, might be relevant to our call processing technology and such competitor has recently consolidated the ownership of certain intellectual property which may increase the likelihood of a claim of infringement. Should the Company's call processor or any material feature thereof be determined to violate applicable patents, the Company would be required to cease using the technology or features or to seek to obtain appropriate licenses (which the Company may not be able to obtain) for the use of such technology.


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

4.21     Form of Warrant Agreement, dated as of May 30, 2001 (filed as Exhibit 4.21 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference).

10.1     Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of May 30, 2001, among the Company, and certain lenders named therein, and Canadian Imperial Bank of Commerce
         (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 2001 and incorporated herein by reference).


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



Date:  August 14, 2001