Form 10-Q
period 2001-09-30
EVERCOM INC
filed 2001-11-14
CIK 1030965

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

                                  (Mark One)

     [X]  Quarterly report pursuant to sections 13 or 15(d) of the Securities
                             Exchange Act of 1934

               For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    As of November 14, 2001, 30,770 shares of Class A common stock, par value $0.01 per share, and 400 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

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

                        EVERCOM, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.............................   4

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............  11

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk......................................  26


                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings................................  27

Item 2.    Changes in Securities and Use of Proceeds........  27

Item 3.    Defaults Upon Senior Securities..................  27

Item 4.    Submission of Matters to a Vote of Stockholders..  27

Item 5.    Other Information................................  27

Item 6.    Exhibits and Reports on Form 8-K.................  28

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        EVERCOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                                                                             December 31,      September 30,
                                                                                 2000              2001
                                                                             ------------      ------------
                                                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                               $  4,195,034      $    582,164
     Accounts receivable, net                                                  38,302,469        44,047,104
     Refundable income taxes                                                      258,993           258,993
     Inventories                                                                4,167,609         6,948,404
     Prepaid expenses and other current assets                                    668,623           875,417
     Deferred income tax asset                                                  1,802,826         1,784,483
                                                                             ------------      ------------
          Total current assets                                                 49,395,554        54,496,565
PROPERTY AND EQUIPMENT, Net                                                    27,069,245        27,521,327
INTANGIBLE AND OTHER ASSETS, Net                                               85,991,382        83,790,417
                                                                             ------------      ------------
          TOTAL                                                              $162,456,181      $165,808,309
                                                                             ============      ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable                                                        $ 21,122,288      $ 25,810,897
     Income taxes payable                                                         500,000           112,478
     Accrued expenses                                                          20,430,296        22,442,041
     Current portion of long-term debt                                         13,776,766        13,750,000
                                                                             ------------      ------------
          Total current liabilities                                            55,829,350        62,115,416
LONG-TERM DEBT                                                                152,750,000       141,937,500
OTHER LONG-TERM LIABLITIES                                                        100,000                 -
DEFERRED INCOME TAXES                                                           1,802,826         1,784,483
COMMITMENTS AND CONTINGENCIES (SEE NOTES)
STOCKHOLDERS' DEFICIT:
     Preferred stock, Senior and First Preferred Series A,
          $.01 par value; 6,000 and 5,000 shares authorized,
          5,925 and 5,000 shares issued and outstanding,
          respectively (cumulative liquidation value of
          $5,925,000 and $5,000,000 respectively) as of
          December 31, 2000 and September 30, 2001.                                   109               109
     Common stock, $.01 par value; 50,000 shares authorized,
          16,433 and 31,170 shares issued and outstanding as
          of December 31, 2000 and September 30, 2001, respectively                   164               311
     Additional paid-in capital                                                25,206,414        35,103,390
     Accumulated deficit                                                      (73,232,682)      (75,132,900)
                                                                             ------------      ------------
          Total stockholders' deficit                                         (48,025,995)      (40,029,090)
                                                                             ------------      ------------
          TOTAL                                                              $162,456,181      $165,808,309
                                                                             ============      ============


                 See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                          Three Month Period                Nine Month Period
                                                          Ended September 30,              Ended September 30,
                                                     ----------------------------     -----------------------------
                                                         2000            2001             2000             2001
                                                     -----------     ------------     ------------     ------------
OPERATING REVENUE                                    $57,958,392     $ 61,053,862     $176,370,057     $182,683,746
OPERATING EXPENSES:
     Telecommunication costs                          23,069,692       24,055,125       71,723,497       71,079,201
     Facility commissions                             18,598,601       20,690,866       56,326,410       60,756,625
     Field operations and maintenance                  1,725,027        1,972,364        5,001,794        5,675,025
     Selling, general and administrative               4,416,322        4,903,279       13,304,697       14,812,150
     Cost of equipment sales                             215,478          965,463          569,576        2,108,999
     Depreciation and impairment                       2,071,508        2,005,554        6,086,530        7,173,392
     Amortization of intangibles                       3,347,335        2,671,213       11,878,101        8,389,236
                                                     -----------     ------------     ------------     ------------

          Total operating expenses                    53,443,963       57,263,864      164,890,605      169,994,628
                                                     -----------     ------------     ------------     ------------

OPERATING INCOME                                       4,514,429        3,789,998       11,479,452       12,689,118
INTEREST EXPENSE, Net                                  4,780,033        4,631,969       14,445,986       13,990,186
                                                     -----------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                                (265,604)        (841,971)      (2,966,534)      (1,301,068)
INCOME TAX EXPENSE                                        30,518          268,073           83,653          599,149
                                                     -----------     ------------     ------------     ------------

NET LOSS                                               ($296,122)     ($1,110,044)     ($3,050,187)     ($1,900,217)
                                                     -----------     ------------     ------------     ------------
PREFERRED STOCK DIVIDENDS
     AND ACCRETION OF DISCOUNT                           370,535          376,651        1,107,269        1,125,260
                                                     -----------     ------------     ------------     ------------

NET LOSS APPLICABLE TO COMMON STOCK                    ($666,657)     ($1,486,695)     ($4,157,456)     ($3,025,477)
                                                     ===========     ============     ============     ============

                 See notes to consolidated financial statements

                         EVERCOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                    Nine Month
                                                                                   Period Ended
                                                                                  September 30,
                                                                              2000             2001
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                              ($3,050,187)     ($1,900,217)
     Adjustments to reconcile net loss to
      net cash provided by operating activities
         Depreciation and impairment                                         6,086,530        7,173,392
         Amortization of intangible assets, including
          deferred financing costs and bond discount                        12,678,922        9,427,706
         Changes in operating assets and liabilities,
          net of effects of acquisitions:
             Accounts receivable                                              (524,998)      (5,744,635)
             Inventories                                                       (85,570)      (3,979,616)
             Prepaid expenses and other assets                                (212,879)        (315,253)
             Accounts payable                                                1,367,252        4,957,359
             Accrued expenses                                                 (990,845)       1,253,033
             Income taxes                                                      104,239         (387,522)
                                                                          ------------     ------------

                Net cash provided by operating activities                   15,372,464       10,484,247
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                   (8,105,921)      (9,410,058)
     Cash outflows for acquisitions                                         (1,729,607)      (1,859,270)
                                                                          ------------     ------------
                Net cash used in investing activities                       (9,835,528)     (11,269,328)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the issuance of debt                                      5,000,000
     Payment of credit facility amendment fees                                (382,186)        (611,865)
     Repayment of debt                                                     (11,320,168)     (10,839,266)
     Proceeds from the issuance of common stock and
      warrants, net of expenses                                                               8,623,342
                                                                          ------------     ------------

          Net cash used in financing activities                             (6,702,354)      (2,827,789)
                                                                          ------------     ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                       (1,165,418)      (3,612,870)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,987,732        4,195,034
                                                                          ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    822,314     $    582,164
                                                                          ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                               $ 10,317,573     $  9,877,441
                                                                          ============     ============

     Cash paid (refunded) for income taxes                                    ($20,586)    $    985,332
                                                                          ============     ============

NONCASH TRANSACTIONS:
     Dividends payable                                                    $    665,501     $    778,406
                                                                          ============     ============

     Stock issued for acquisition of assets                               $          -     $  2,052,188
                                                                          ============     ============

                 See notes to consolidated financial statements

                        EVERCOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements as of September 30, 2001 for the three-month and nine-month periods ended September 30, 2000 and 2001, of Evercom, Inc. and its subsidiaries (the "Company") have been prepared by the Company without audit.

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

    Business Combinations and Goodwill and Intangible Assets

    On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 141, "Business Combinations," effective July 1, 2001, and SFAS No. 142, "Goodwill and Intangible Assets," effective January 1, 2002. SFAS No. 141 prohibits pooling of interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead, will be subject to periodic impairment testing. The Company is evaluating the financial statement impact of SFAS No. 142.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of" and related literature and establishes a single model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. The Company is evaluating the financial statement impact of SFAS No. 144.

    Reclassifications

    Certain reclassifications have been made in the three and nine months ended September 30, 2000 consolidated financial statements to conform to the classifications used in the three and nine months ended September 30, 2001.

2.  FINANCING PLANS

    The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company believes that if current operating trends continue, the Company may be out of compliance with its bank covenants for the quarter ending December 31, 2001, which could have an adverse effect on the Company and which could effect its ability to satisfy its cash needs under its current business plan. To address this situation, the Company is discussing alternatives with its lenders and other potential investors. The Company is attempting to resolve this issue, but can give no assurance as to whether or when this effort will succeed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

                                                                             December 31,    September 30,
                                                                                 2000            2001
                                                                             -----------     ------------
                                                                                              (Unaudited)
Trade accounts receivable, net of advance payments of $289,385
     and $0 at December 31, 2000 and September 30, 2001, respectively        $41,028,861      $46,832,676
Advance commissions receivable                                                 1,654,595        2,223,079
Recoverable Universal Service Fund fees                                          235,817           65,580
Employees and other                                                              453,704           41,769
                                                                             -----------      -----------
                                                                              43,372,977       49,163,104
Less allowance for unbillable and uncollectible chargebacks                   (5,070,508)      (5,116,000)
                                                                             -----------      -----------
                                                                             $38,302,469      $44,047,104
                                                                             ===========      ===========

    At December 31, 2000 and September 30, 2001, the Company had advanced commissions to certain inmate facilities of $1,758,299 and $2,416,389 (unaudited), which are recoverable from such facilities as a reduction of earned commissions at specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year with the remaining balance recorded in other assets.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                             December 31,        September 30,
                                                 2000                2001
                                             ------------        ------------
                                                                  (Unaudited)

Leasehold improvements                       $    944,292        $    962,103
Telephone system equipment                     46,285,050          53,666,006
Vehicles                                          430,548             430,548
Office equipment                                2,727,911           2,921,022
                                             ------------        ------------
                                               50,387,801          57,979,679
Less accumulated depreciation                 (23,318,556)        (30,458,352)
                                             ------------        ------------
                                             $ 27,069,245        $ 27,521,327
                                             ============        ============

    Depreciation and impairment - Depreciation and impairment for the nine months ended September 30, 2000 and 2001, includes depreciation expense of $6,086,530 and $5,974,571, respectively. Also included in depreciation and impairment for the nine months ended September 30, 2001, is an impairment loss of $1.0 million on telephone system equipment removed from service.

5.  INTANGIBLE AND OTHER ASSETS

    Intangible and other assets consist of the following:

                                                  December 31,    September 30,
                                                      2000            2001
                                                  ------------    ------------
                                                                   (Unaudited)
Intangible assets:
     Acquired telephone contracts                 $ 71,566,718    $ 75,680,133
     Noncompete agreements                             568,611         568,611
     Deferred loan costs                             9,042,247       9,654,112
     Goodwill                                       84,730,834      87,118,881
     Other intangibles                                 783,096         783,096
                                                  ------------    ------------
                                                   166,691,506     173,804,833
   Less accumulated amortization                   (81,221,978)    (90,649,684)
                                                  ------------    ------------
Total intangible assets                             85,469,528      83,155,149
Deposits and other                                     418,150         441,958
Noncurrent portion of commission
 advances to facilities                                103,704         193,310
                                                  ------------    ------------
                                                  $ 85,991,382    $ 83,790,417
                                                  ============    ============
6.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                  December 31,    September 30,
                                                         2000            2001
                                                  -----------     ------------
                                                                   (Unaudited)

Facility commissions                              $ 8,204,779      $ 7,924,899
Billing and collection fees                         1,988,157        2,104,735
Accrued acquisition and financing costs               578,081          558,386
Accrued interest                                      541,530        3,615,805
Accrued excise taxes payable                        1,958,017        1,376,578
Accrued dividends on preferred stock                2,142,434        2,920,840
Accrued payroll and bonuses                           812,898        1,290,327
Accrued payable to joint venture partner            1,136,916          331,933
Deferred revenue                                    1,076,425        1,327,662
Other                                               1,991,059          990,876
                                                  -----------      -----------
                                                  $20,430,296      $22,442,041
                                                  ===========      ===========

7.  LONG-TERM DEBT

    The following is a summary of long-term debt:

                                                  December 31,    September 30,
                                                      2000            2001
                                                  ------------    ------------
                                                                   (Unaudited)

Senior Notes                                      $115,000,000    $115,000,000
Senior Credit Facility:
     Revolving loan facility                        13,500,000      13,000,000
     Term loan acquisition facility                 27,500,000      17,187,500
     Additional term loan facility                   5,500,000       5,500,000
     Second additional term loan facility            5,000,000       5,000,000
Other                                                   26,766               -
                                                  ------------    ------------
                                                   166,526,766     155,687,500
Less current portion of long-term debt             (13,776,766)    (13,750,000)
                                                  ------------    ------------
                                                  $152,750,000    $141,937,500
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

    On June 29, 2001, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Company's revolving and term loan agreement (the "Senior Credit Facility"). At September 30, 2001, the interest rate cap has an aggregate notional amount of $20.0 million, which matures in December 2002, and caps interest on the London Interbank Offering Rate ("LIBOR") portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

    On May 30, 2001, and in conjunction with the commitment from existing shareholders and other investors to purchase 12,000 shares of the Company's Common stock for $750 per share, the Company and its Senior Credit Facility lenders amended the Company's Senior Credit Facility. The amendment changed the requirements and definitions of certain financial covenants through December 31, 2001, and increased the Company's ability to enter into capital lease arrangements from $2.5 million to $5.0 million. Additionally, the amendment waived the Senior Credit Facility Lender's rights to the proceeds from the May 30, 2001 issuance of common stock and waived all outstanding defaults under the Senior Credit Facility. An amendment fee equal to 0.75% of outstanding commitments, or $0.6 million, was paid to the Senior Credit Facility lenders to effect this amendment. Additionally, the amendment increased all interest rates under the Senior Credit Facility by 0.5% (50 basis points).

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

    The Company's traditional inmate business consists of collect and prepaid calling services provided to correctional facilities. The Company also provides its Solutions services, representing validation, fraud management and billing services to third parties. The Company's largest Solutions Customer is a major RBOC. Under the terms of the agreement, the Company acquires at a discount the related inmate accounts receivable from the RBOC for the calls that the Company processes. When the receivables are purchased, the Company accepts responsibility for all validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC. However, under the terms of the agreement, all purchased receivables must be processed and validated through the Company's call management and billing system. The Company's revenues from this service equal the difference between the face value of the receivables purchased and the amount it pays the RBOC for the discounted accounts receivable. Because the Company's revenues associated with this contract represent only a percentage of the face value of the receivables purchased, the associated uncollectible account expense and billing and collection fees represent a much higher percentage of revenue as compared to the Company's traditional inmate business. Consequently, the Company's telecommunications costs represent a higher percentage of revenue under this contract. There are minimal selling, general, and administrative ("SG&A") costs associated with this contract. The contract term is through January 31, 2003, and has no minimum volume commitment. The Company pays no facility commissions under this agreement. The RBOC notified the Company of its plan to exit the inmate market and consequently, the Company expects its revenues to gradually decline from this contract over the next several years. The Company believes it is reasonable to expect that some portion of the RBOC's customers will be converted to Evercom's traditional inmate business. The

Company also provides Solutions services to other inmate telecommunications companies and is anticipating continued expansion of this business.

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

    Commissions. The Company pays a percentage of its revenue from each facility to that facility as a commission. Commissions are generally set for the duration of the Company's multi-year contract with the facility, and in some cases are subject to monthly minimum amounts. Commission rates are one of the primary bases of competition for obtaining and retaining contracts. The Company's ability to offer increasingly attractive commission rates to facilities depends on its ability to control its operating expenses. Generally, contracts for larger facilities have higher commission rates, but these higher commission rates are typically offset by lower network charges, field maintenance, and SG&A expenses as a percentage of revenue. The commission rates paid by the Company have increased in each period, from 36.1% for the quarter ended September 30, 2000 to 38.7% for the quarter ended September 30, 2001. This increase is due primarily to higher facility commissions on renewals and new business. Commission rates are expected to gradually increase as a percentage of revenues in the future. The overall commission percentage to total revenues of 33.9% for the quarter ended September 30, 2001 includes the effect of Solutions services provided under the Company's agreement with a major RBOC, under which no commissions are paid.

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

Results of Operations

    The following table sets forth, for the three months and nine months ended September 30, 2000 and 2001, respectively, the results of operations of the Company.

(Dollars in thousands)                        Three Month Period Ended September 30,        Nine Month Period Ended September 30,
                                                     2000                  2001                   2000                   2001
                                             -------------------    ------------------    -------------------    -------------------
Operating revenues                           $57,958      100.0%    $61,054     100.0%    $176,370     100.0%    $182,684     100.0%
Operating expenses:
  Telecommunication costs                     23,070       39.8%     24,056      39.4%      71,723      40.7%      71,080      38.9%
  Facility commissions                        18,599       32.1%     20,691      33.9%      56,326      31.9%      60,757      33.3%
  Field operations and maintenance             1,725        3.0%      1,972       3.2%       5,002       2.8%       5,675       3.1%
  Selling, general and administrative          4,416        7.6%      4,903       8.0%      13,305       7.5%      14,812       8.1%
  Cost of Equipment Sales                        215        0.4%        965       1.6%         570       0.3%       2,109       1.2%
  Depreciation and impairment                  2,072        3.6%      2,006       3.3%       6,087       3.5%       7,173       3.9%
  Amortization of intangibles                  3,347        5.8%      2,671       4.4%      11,878       6.7%       8,389       4.6%
                                             -------      -----     -------     -----     --------     -----     --------     -----

Total operating expenses                      53,444       92.2%     57,264      93.8%     164,891      93.5%     169,995      93.1%
                                             -------      -----     -------     -----     --------     -----     --------     -----

Operating income                               4,514        7.8%      3,790       6.2%      11,479       6.5%      12,689       6.9%
Interest expense, net                          4,780        8.2%      4,632       7.6%      14,446       8.2%      13,990       7.7%
                                             -------      -----     -------     -----     --------     -----     --------     -----

Loss before income taxes                        (266)      -0.5%       (842)     -1.4%      (2,967)     -1.7%      (1,301)     -0.7%
Income tax expense                                31        0.1%        268       0.4%          84       0.0%         599       0.3%
                                             -------      -----     -------     -----     --------     -----     --------     -----

Net Loss                                        (297)      -0.5%     (1,110)     -1.8%      (3,051)     -1.7%      (1,900)     -1.0%
                                             =======      =====     =======     =====     ========     =====     ========     =====
EBITDA                                       $ 9,933       17.1%    $ 8,467      13.9%    $ 29,444      16.7%    $ 28,251      15.5%
                                             =======      =====     =======     =====     ========     =====     ========     =====

    Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

    Operating Revenues. The Company's operating revenues increased by $3.1 million, or 5.3%, from $58.0 million for the three months ended September 30, 2000, to $61.1 million for the three months ended September 30, 2001. The increase in operating revenue was primarily in the Company's traditional inmate business as a result of new sales initiatives coupled with higher equipment sales to Solutions customers.

    Operating Expenses. Total operating expenses increased $3.9 million, from $53.4 million for the three months ended September 30, 2000, to $57.3 million for the three months ended September 30, 2001. Operating expenses as a percentage of operating revenues increased 1.6% from 92.2% for the three months ended September 30, 2000, to 93.8% for the three months ended September 30, 2001. The increase in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

    Telecommunication costs increased by $1.0 million from $23.1 million for the three months ended September 30, 2000, to $24.1 million for the three months ended September 30, 2001. Telecommunications costs represented 39.8% of operating revenues for the three months ended September 30, 2000, and 39.4% of operating revenues for the three months ended September 30, 2001. The decrease in telecommunications costs as a percentage of operating revenues is primarily due to savings generated from new long distance contracts, partially offset by increased expenses associated with uncollectible accounts that were due in part to changes in policies and procedures by several of the Company's LEC billing agents.

    Facility commissions increased by $2.1 million, from $18.6 million for the three months ended September 30, 2000, to $20.7 million for the three months ended September 30, 2001. Facility commissions represented 32.1% of operating revenues for the three months ended September 30, 2000, and 33.9% of operating revenues for the three months ended September 30, 2001, an increase of 1.8%. Commission expense as a percentage of revenue for the Company's traditional inmate business was 36.1% and 38.7% for the three months ended September 30, 2000 and 2001, respectively. This increase is due to competition for new business and increased commission rates on renewals. Commission rates are expected to gradually increase in the future.

    Field operations and maintenance costs were $1.7 million for the three months ended September 30, 2000, and $2.0 million for the three months ended September 30, 2001. Field operations and maintenance costs represented 3.0% of operating revenues for the three months ended September 30, 2000, and 3.2% of operating revenues for the three months ended September 30, 2001, an increase of 0.2%. The increase as a percentage of operating revenues is primarily due to higher field equipment replacements during the three months ended September 30, 2001.

    SG&A costs increased by $0.5 million, from $4.4 million for the three months ended September 30, 2000, to $4.9 million for the three months ended September 30, 2001. SG&A represented 7.6% of operating revenues for the three months ended September 30, 2000, and 8.0% of operating revenues for the three months ended September 30, 2001, an increase of 0.4%. The increase is primarily due to increased staffing to execute new sales initiatives.

    Depreciation and impairment and amortization costs decreased by $0.7 million, from $5.4 million for the three months ended September 30, 2000, to $4.7 million for the three months ended September 30, 2001. During the three months ended September 30, 2001, the Company recorded an impairment loss of $0.2 million on telephone system equipment removed from service. Excluding this impairment, depreciation and amortization costs represented 9.4% of operating revenues for the three months ended September 30, 2000, and 7.4% of operating revenues for the three months ended September 30, 2001, a decrease of 2.0%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

    Operating Income. The Company's operating income decreased by $0.7 million, from $4.5 million for the three months ended September 30, 2000, to $3.8 million for the three months ended September 30, 2001, substantially due to the factors described above. The Company's operating income margin decreased from 7.8% for the three months ended September 30, 2000, to 6.2% for the three months ended September 30, 2001, primarily as a result of the factors described above.

    Interest Expense, net. Interest expense, net, decreased from $4.8 million for the three months ended September 30, 2000, to $4.6 million for the three months ended September 30, 2001. This decrease is primarily due to lower average debt outstanding during the three months ended September 30, 2001.

    Net Loss. The Company's net loss increased by $0.8 million, from $0.3 million for the three months ended September 30, 2000, to $1.1 million for the three months ended September 30, 2001, primarily as a result of the factors described above.

    EBITDA. Earnings before interest, income taxes, depreciation, and amortization ("EBITDA") decreased from $9.9 million for the three months ended September 30, 2000, to $8.5 million for the three months ended September 30, 2001. EBITDA as a percentage of operating revenues decreased from 17.1% for the three months ended September 30, 2000, to 13.9% for the three months ended September 30, 2001, primarily due to the factors described above. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in the Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating income. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

   Operating Revenues. The Company's operating revenues increased by $6.3 million, or 3.6%, from $176.4 million for the nine months ended September 30, 2000, to $182.7 million for the nine months ended September 30, 2001. The increase in operating revenues was primarily due to an increase in the Company's traditional inmate business as a result of new sales initiatives and due to higher equipment sales to Solutions customers.

   Operating Expenses. Total operating expenses increased $5.1 million, from $164.9 million for the nine months ended September 30, 2000, to $170.0 million for the nine months ended September 30, 2001. Operating expenses as a percentage of operating revenues decreased 0.4% from 93.5% for the nine months ended September 30, 2000, to 93.1% for the nine months ended September 30, 2001. The decrease in operating expenses as a percentage of revenues is primarily due to the factors discussed below.

   Telecommunications costs decreased by $0.6 million, from $71.7 million for the nine months ended September 30, 2000, to $71.1 million for the nine months ended September 30, 2001. Telecommunications costs represented 40.7% of operating revenues for the nine months ended September 30, 2000, and 38.9% of operating revenues for the nine months ended September 30, 2001. The decrease in telecommunication costs as a percentage of operating revenues is primarily due to savings generated from new long distance contracts.

   Facility commissions increased by $4.5 million, from $56.3 million for the nine months ended September 30, 2000, to $60.8 million for the nine months ended September 30, 2001. Facility commissions represented 31.9% of operating revenues for the nine months ended September 30, 2000, and 33.3% of operating revenues for the nine months ended September 30, 2001, an increase of 1.4%. Commission expense as a percentage of revenue for the Company's traditional inmate business was 35.8% and 37.7% for the nine months ended September 30, 2000 and 2001, respectively. This increase is due to competition for new business and increased commission rates on renewals. Commission rates are expected to gradually increase in the future.

   Field operations and maintenance costs were $5.0 million for the nine months ended September 30, 2000, and $5.7 million for the nine months ended September 30, 2001. Field operations and maintenance costs represented 2.8% of operating revenues for the nine months ended September 30, 2000, and 3.1% for the nine months ended September 30, 2001, an increase of 0.3%. This increase as a percentage of operating revenues is primarily due to higher field equipment replacements during the nine months ended September 30, 2001.

   SG&A costs increased by $1.5 million, from $13.3 million for the nine months ended September 30, 2000, to $14.8 million for the nine months ended September 30, 2001. SG&A represented 7.5% of operating revenues for the nine months ended September 30, 2000, and 8.1% of operating revenues for the nine months ended September 30, 2001, an increase of 0.6%. This increase is primarily due to increased staffing to support enhancements to the Company's information systems and to execute new sales initiatives. Additionally, the Company spent $0.2 million during the nine months ended September 30, 2001 for executive search fees.

   Depreciation and impairment and amortization costs decreased by $2.4 million, from $18.0 million for the nine months ended September 30, 2000 to $15.6 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Company recorded an impairment loss of $1.2 million on telephone system equipment removed from service. Excluding this impairment, depreciation and amortization costs represented 10.2% of operating revenues for the nine months ended September 30, 2000 and 7.9% of operating revenues for the nine months ended September 30, 2001, a decrease of 2.3%. The decrease as a percentage of operating revenues is primarily due to amortization expense associated with the acquisitions of inmate facility contracts by the Company. The Company amortizes acquired inmate facility contracts over each contract's remaining term at the acquisition date. As the contract terms expire, the acquired inmate facility contracts become fully amortized and amortization expense declines.

   Operating Income. The Company's operating income increased by $1.2 million, from $11.5 million for the nine months ended September 30, 2000 to $12.7 million for the nine months ended September 30, 2001, substantially due to the factors described above. The Company's operating income margin increased from 6.5% for the nine months ended September 30, 2000 to 6.9% for the nine months ended September 30, 2001, primarily as a result of the factors described above.

   Interest Expense, net. Interest expense, net, decreased from $14.4 million for the nine months ended September 30, 2000 to $14.0 million for the nine months ended September 30, 2001. This decrease is primarily due to lower average debt outstanding during the nine months ended September 30, 2001.

   Net Loss. The Company's net loss decreased by $1.2 million, from a $3.1 million for the nine months ended September 30, 2000 to $1.9 million for the nine months ended September 30, 2001, primarily as a result of the factors described above.

   EBITDA. EBITDA decreased by $1.1 million from $29.4 million for the nine months ended September 30, 2000 to $28.3 million for the nine months ended September 30, 2001. EBITDA as a percentage of operating revenues decreased from 16.7% for the nine months ended September 30, 2000 to 15.5% for the nine months ended September 30, 2001, primarily due to the factors described above.
Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company has included information concerning EBITDA in the Form 10-Q because it is commonly used by certain investors and analysts as a measure of a company's ability to service its debt obligations and is a component of the Company's debt compliance ratios. EBITDA should not be used as an alternative to, or be considered more meaningful than, operating income, net income, or cash flows as an indicator of the Company's operating income. Two of the Company's subsidiaries are subject to state income taxes. Consequently, the Company accrues income tax expense even in a loss period.

Liquidity and Capital Resources

   The Company anticipates that its principal uses of liquidity will be to provide working capital, meet debt service requirements, and to repay principal under the Senior Credit Facility (as defined). The Company believes that if current operating trends continue, the Company may be out of compliance with its bank covenants for the quarter ending December 31, 2001, which could have an adverse effect on the Company and which could effect its ability to satisfy its cash needs under its current business plan. To address this situation, the Company is discussing alternatives with its bank group and other potential investors. The Company believes that it will reach a satisfactory resolution to this issue, but can give no assurance as to whether or when this effort will succeed. Regarding working capital, the Company received notice that one of its billing agents intends to begin remitting funds to the Company in 44 days as compared to their historical 30 day payment schedule. This change would reduce the Company's end of month liquidity by approximately $8 million. The billing agent has informally and tentatively agreed not to make this change until, at the earliest, December of 2001. The Company expects that its principal sources of funds will be cash flow from operations and borrowings under the existing or new credit facilities. The Company anticipates that its primary capital expenditures for the remainder of 2001 will be approximately $3.0 million for capital items required to implement new contracts and contract renewals entered into by the Company, upgrades to integrated systems, and capital expenditures associated with acquisitions in current and prior years. Total capital expenditures for the fiscal period ended December 31, 2001 are expected to be $14.3 million. The Company does not have material commitments for capital expenditures.

   On May 30, 2001, the Company acquired all of the capital stock of FortuneLinx, Inc., for 2,736 shares of the Company's Class "A" Common stock. 1,368 of the shares issued to acquire FortuneLinx will be forfeited by the sellers if certain financial performance objectives are not achieved within the first twelve months after the effective date of the acquisition. Additionally, options were issued to the sellers allowing them to purchase 456 shares of the Company's Class "A" Common Stock at an exercise price of $2,000 per share. In conjunction with the closing, a note payable to a FortuneLinx shareholder in the principal amount of $0.8 million was repaid plus accrued interest.


Equity Offering and Senior Credit Facility Amendment

   On April 10, 2001, the Company's Board of Directors approved a plan to offer to sell 12,000 shares of the Company's Class "A" Common stock for $750 per share to the Company's existing shareholders. The Company received $9 million of proceeds from the issuance of this new equity on June 4, 2001. As part of this offer each subscribing shareholder received their pro-rata share of warrants equal to 4.5% of the Company's fully diluted common stock. The warrants expire on December 31, 2007 and are convertible to the Company's Class "A" Common Stock at $750 per share.

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

   In March 1999, the Company raised $5 million of equity from its existing shareholders and warrant holders and/or their affiliates through the issuance of 5,000 investment units at a price of $1,000 per unit. Each unit consists of one share of newly authorized First Preferred Series "A" Stock and a warrant to acquire one share of Common Stock for $1,000 per share. The First Preferred Series "A" Stock is entitled to receive dividends at the applicable First Preferred Series "A" Rate, payable quarterly commencing on April 1, 1999. Such dividends are payable out of funds legally available therefore, are payable only when, as, and if declared by the Board of Directors, are cumulative, and, if undeclared or unpaid, shall bear interest at the applicable First Preferred Series "A" Rate until paid. The First Preferred Series "A" Rate was 8% per annum through March 31, 2001, 10% per annum from April 1, 2001 through September 30, 2001, and thereafter will increase by 0.5% for each additional three month period up to a maximum of 16% per annum. The First Preferred Series "A" Stock ranks senior to all classes of the Company's common stock but ranks junior to the Senior Preferred Stock of the Company (the "Senior Preferred Stock") with respect to dividend rights and rights upon liquidation. The warrants have a strike price of $1,000 per share and will expire, if not sooner exercised, on December 31, 2007. As a result of the issuance of the First Preferred Series "A" Stock and warrants, the Company was required to obtain a waiver from its Senior Credit Facility group of lenders that waived the lenders' rights to the proceeds raised by the Company from the issuance.

   In conjunction with the March 1999 equity offering, the preferred dividend rates on the original Senior Preferred Stock were modified to mirror the preferred dividend rates on the First Preferred Series "A" Stock.

   Also, in March 1999 and in conjunction with the issuance of the First Preferred Series "A" Stock and warrants, the Company amended and restated its Senior Credit Facility. The amendment increased the Company's borrowing capacity under the term loan facility of the Senior Credit Facility by $5.5 million, which bears interest at similar rates to the existing borrowings under the Senior Credit Facility. The Company borrowed the additional $5.5 million in March 1999 and concurrently repaid $5 million under the revolving portion of the Senior Credit Facility.

   Net cash provided by operating activities decreased by $4.9 million from $15.4 million for the nine months ended September 30, 2000, to $10.5 million for the nine months ended September 30, 2001. This decrease was due to a $1.1 million decrease in operating income before consideration of depreciation and amortization, an increase in inventory of $4.0 million primarily due to new installation activity and timing of certain cash receipts and disbursements in the normal course of business.

   Cash used in investing activities was $9.8 million for the nine months ended September 30, 2000, as compared to $11.3 million for the nine months ended September 30, 2001, consisting primarily of both cash outflows for investments in new business and customer contract renewals.

   Cash used in financing activities was $6.7 million for the nine months ended September 30, 2000, as compared to $2.8 million for the nine months ended September 30, 2001, consisting primarily of net proceeds raised through the issuance of common stock and new borrowings under the Senior Credit Facility, offset by principal repayments under the Senior Credit Facility.

   The Senior Credit Facility, as amended on May 30, 2001, consists of (a) $55.0 million term loan acquisition facility all of which has been borrowed and upon which $34.3 million of scheduled principal payments had been made as of September 30, 2001, (b) $10.5 million of additional term loan facilities which has been borrowed as of September 30, 2001 (availability of a $2.5 million additional term loan expired because the

Company did not achieve certain financial performance for the year ended December 31, 2000), and (c) a $25.0 million revolving loan facility (which includes a $10.0 million letter of credit facility) upon which $13.0 million had been borrowed as of September 30, 2001. Scheduled principal payments under the Senior Credit Facility bear interest, at the option of the Company, at either
(i) the Base Rate (i.e., the higher of Canadian Imperial Bank of Commerce's ("CIBC") reference rate or the overnight federal funds rate plus 0.5%) plus a margin that varies from 150 to 350 basis points, depending on the Company's Total Debt to EBITDA Ratio (as defined in the Senior Credit Facility); or (ii) the LIBOR plus a margin that varies from 275 to 450 basis points, depending on the Company's Total Debt to EBITDA Ratio.

   The Senior Credit Facility requires quarterly interest payments to be made on base rate loans and periodic interest-only payments based on the applicable interest period on LIBOR loans, at least quarterly, in each case until maturity. In addition, the Senior Credit Facility requires mandatory prepayments out of the proceeds of certain equity or debt offerings, asset dispositions, receipt of insurance proceeds not applied as provided in the Senior Credit Facility, and receipts of funds from certain escrow accounts. Remaining scheduled principal payments on the term loan facilities are approximately $3.4 million and $24.2 million during the years ended 2001, and 2002, respectively. All outstanding principal and interest under the Senior Credit Facility is due December 31, 2002. The Senior Credit Facility is secured by substantially all the assets of the Company and its subsidiaries. The Senior Credit Facility also requires the Company to meet certain financial tests on a consolidated basis, some of which may be more restrictive in future years. Based on the Company's current forecast, certain of these financial tests are likely to not be met by December 31, 2001. The Company's failure to comply with its obligations under the Senior Credit Facility, or in agreements relating to indebtedness incurred in the future, could result in an event of default under such agreements, which could permit acceleration of the related debt and acceleration of debt under other financing arrangements that may contain cross-acceleration or cross-default provisions.

   On June 29, 2001, the Company entered into an interest rate cap agreement that has been designated as a hedge against the Company's variable interest rate exposure under the Senior Credit Facility. At September 30, 2001, the interest rate cap has an aggregate notional amount of $20.0 million, which matures in December, 2002 and caps interest on the LIBOR portion of the term loan, up to the aggregate notional amount, at 7.5%, plus the applicable LIBOR margin.

   As of November 13, 2001, the Company had $8.9 million of available borrowing capacity under the Senior Credit Facility and $0.5 million of cash.

   As of September 30, 2001 the Company had approximately $155.7 million of long-term indebtedness outstanding including the current portion, a deficit in stockholders' equity of $40.0 million, and $0.6 million of cash.

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


Changes in Accounting Standards

   SFAS No. 141, "Business Combinations," effective July 1, 2001, and SFAS No. 142 "Goodwill and Intangible Assets," effective January 1, 2002 were issued on June 29, 2001. SFAS No. 141 prohibits pooling of interest accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized, but instead will be subject to periodic impairment testing. The Company is evaluating the financial statement impact of SFAS No. 142.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of" and related literature and establishes a single model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Company is required to adopt SFAS No. 144 for fiscal years beginning after December 15, 2001. The Company is evaluating the financial statement impact of SFAS No. 144.

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

     The success of our growth strategy is also dependent on our ability to integrate acquired operations into existing operations. In addition, our success is dependent on our ability to expand internal operations. Our ability to manage our anticipated future growth will depend on a number of factors, including our ability to:

     .  evaluate new contract opportunities,
     .  monitor operations,
     .  control costs,

     .  maintain effective quality control,
     . obtain satisfactory and cost- effective lease rights from and interconnection agreements with companies that own transmission lines, and
     .  expand our internal management, technical, and accounting systems.

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

     Our failure to successfully integrate acquired operations could have a material adverse effect on us and the value of our Senior Notes. Our acquisition strategy results in the amortization of acquired contracts over a relatively short period of time, generally one to three years. We had capitalized $75.7 million of acquired facility contracts as of September 30, 2001. As of September 30, 2001, we had capitalized $87.1 million of goodwill. This could lead to operating losses that could have a material adverse effect on us and on the value of our Senior Notes.

We Are Carrying a Large Amount of Debt That Restricts Our Ability to Operate Our Business

     We have significant debt and debt service obligations. Our Senior Credit Facility with Canadian Imperial Bank of Commerce as an agent for a syndicate of lenders provides for (a) a term loan acquisition facility of $55.0 million (b) an additional $10.5 million term loan facility and (c) a revolving loan facility of $25.0 million (which includes a $10.0 million letter of credit facility). In addition, on June 27, 1997, we sold $115,000,000 principal amount of 11% Senior Notes due 2007. At September 30, 2001, we had approximately $155.7 million of long-term debt outstanding (including current maturities).

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

     The Company believes that if current operating trends continue, the Company may be out of compliance with its bank convenants for the quarter ending December 31, 2001, which could have an adverse effect on the Company and which could effect its ability to satisfy its cash needs under its current business plan. To address this situation, the Company is discussing alternatives with its lenders and other potential investors. The Company is attempting to resolve this issue, but can give no assurance as to whether or when this effort will succeed.

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


We Have a Limited Operating History and Have Accumulated Deficits

     We were founded in December 1996. Accordingly, we have a limited operating history upon which an evaluation of us and our prospects can be based. We believe that our future success will depend on our ability to significantly increase revenues, which we cannot assure you will happen. Additionally, our limited operating history makes the accurate prediction of future operating results difficult or impossible, and we cannot assure you that our revenues will increase or even continue at their current level or that we will maintain profitability or generate cash from operations in future periods. As of September 30, 2001, we had an accumulated deficit of $75.1 million. We may experience losses in the future which could have a material adverse effect on us and on the value of our Senior Notes.


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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes from the information reported in the Company's Form 10-K, which information is incorporated herein by reference.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

 (With respect to Form 10-Q for the quarterly period ending September 30, 2001)

(a)  An annual meeting of shareholders was held on October 2, 2001.

(b) The shareholders elected the following directors at the annual meeting, constituting the entire board of directors:

                               Richard H. Hochman
                                 Jay R. Levine
                                Nina E. McLemore
                                 Bruce I. Raben
                                Julius E. Talton
                                Richard Falcone
                                Gregg L. Engles
                                Todd W. Follmer
                                 David A. Sachs
                                Roger K. Sallee
                                 Joseph P. Urso

(c)  The shareholders voted upon 3 matters:

        (i)   The election of the Board of Directors of the Company;
        (ii) The Amendment of the Amended and Restated Certificate of Incorporation of the Company to increase the number of shares of Class A Common Stock authorized for issuance thereunder by 50,000 shares; and
        (iii) The Amendment of the 1998 Stock Option Plan (the "Plan") to increase to 5,000 shares, the number of share of Class A Common Stock which may be issued and sold pursuant to options granted under the Plan.

              22,498.41 votes were cast for the above matters and there were no votes cast against the matters or abstentions or broker nonvotes.

(d)  Not Applicable.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  Exhibit
    No.      Description of Exhibit
  -------    ----------------------
    3.1      Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
    3.2      Bylaws of the Company (filed as Exhibit 3.2 to the Company's
             Registration Statement No. 333-33639 and incorporated herein by reference).
    3.3      Certificate of Amendment to Restated Certificate of Incorporation
             of the Company, dated as of July 23, 1998 (filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q, dated as of August 14,
             1998 and incorporated herein by reference).
    3.4      Certificate of Amendment to Restated Certificate of Incorporation
             of the Company, dated as February 11, 1999. (filed as Exhibit 3.4 to the Company's Quarterly Report on Form-10-Q dated as of May 12, 1999 and incorporated herein by reference).
    3.5*     Certificate of Amendment to Restated Certificate of Incorporation,
             dated as of October 2, 2001.
    4.1      Indenture, dated as of June 27, 1997, between the Company and U.S.
             Trust Company of Texas, N.A. (filed as Exhibit 4.1 to the Company's
             Registration Statement No. 333-33639 and incorporated herein by reference).
    4.2      Form of Note (contained in Indenture filed as Exhibit 4.2 to the
             Company's Registration Statement No. 333-33639 and incorporated herein by reference).
    4.3      Form of Subsidiary Guaranty (contained in Indenture filed as
             Exhibit 4.3 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
    4.4      Registration Rights Agreement, dated as of June 27, 1997, between the Company and the Initial Purchaser (filed as Exhibit 4.4 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
    4.5      Registration Rights Agreement, dated as of December 27, 1996m by and among the Company and certain Holders named therein (filed as Exhibit 4.5 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
    4.6      Shareholders Agreement, dated as December 27, 1996, by among the
             Company and certain Persons named therein (filed as Exhibit 4.6 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
    4.7      Warrant Agreement, dated as of December 27, 1996, between the
             Company and CIBC Wood Gundy Ventures, Inc. (filed as Exhibit 4.7 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
    4.8      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Gregg L. Engles (filed as Exhibit 4.8 to the Company's
             Registration Statement No. 333-33639 and incorporated herein by reference).
    4.9      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Gregg L. Engles (filed as Exhibit 4.9 to the Company's
             Registration Statement No. 333-33639 and incorporated herein by reference).
   4.10      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Gregg L. Engles (filed as Exhibit 4.10 to the Company's
             Registration Statement No. 333-33639 and incorporated herein by reference).
   4.11      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.11 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
   4.12      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.12 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).

   4.13      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Onyx Talton Partners, L.P. (filed as Exhibit 4.13 to the Company's Registration Statement No. 333-33639 and incorporated herein by reference).
   4.14      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Joseph P. Urso (filed as Exhibit 4.14 to the Company's
             Registration Statement No. 333-33639 and incorporated herein by reference).
   4.15      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Joseph P. Urso (filed as Exhibit 4.15 to the Company's
             Registration Statement No. 333-33639 and incorporated herein by reference).
   4.16      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Joseph P. Urso (filed as Exhibit 4.16 to the Company's
             Registration Statement No. 333-33639 and incorporated herein by reference).
   4.17      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Todd W. Follmer (filed as Exhibit 4.17 to the Company's
             Registration Statement No. 333-33639 and incorporated herein by reference).
   4.18      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Todd W. Follmer (filed as Exhibit 4.18 to the Company's
             Registration Statement No. 333-33639 and incorporated herein by reference).
   4.19      Warrant Agreement, dated as of December 27, 1996, between the
             Company and Todd W. Follmer (filed as Exhibit 4.19 to the Company's
             Registration Statement No. 333-33639 and incorporated herein by reference).
   4.20      Form of Warrant Agreement, dated as of March 12, 1999 (filed as
             Exhibit 4.20 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1999 and incorporated herein by reference).
   4.21      Form of Warrant Agreement, dated as of May 30, 2001 (filed as
             Exhibit 4.21 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended March 31, 2001 and incorporated herein by reference).
   10.1*     Amendment to Stock Option Plan.


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



Date:  November 14, 2001