Form 10-K
period 2006-12-31
EVERCOM INC
filed 2007-03-30
CIK 1030965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-124962

SECURUS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-0673095
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14651 Dallas Parkway, Suite 600

Dallas, Texas 75254-8815

(972) 277-0300

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

11% Second-priority Senior Secured Notes due 2011

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

No established published trading market exists for either the common stock, par value $0.01 per share, of Securus Technologies, Inc. or the Class B common stock, par value $0.01 per share, of Securus Technologies, Inc.

Shares outstanding of each of the registrant’s classes of common stock:

Class	Outstanding at December 31, 2006

Common stock Class B Common stock	543,859.65 shares 65,650.76 shares

Documents Incorporated By Reference

(i) Certificate of Amendment to Securus’ Articles of Incorporation

(ii) First Amendment to 2004 Restricted Stock Plan

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS 25

PART I

ITEM 1. BUSINESS

Overview

We are the largest independent provider of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities, such as juvenile detention centers, private jails and halfway houses in the United States and Canada. We estimate that, as of December 31, 2006, we:

•	derived direct and indirect revenues from approximately 2,900 correctional facilities in the United States and Canada; and
•	processed over 14 million calls per month.

Our business consists of installing, operating, servicing and maintaining sophisticated call processing systems in correctional facilities and providing related services. We generally enter into multi-year agreements (generally three to five years) directly with the correctional facilities in which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we typically pay a negotiated commission to the correctional facility generally based upon revenues generated by actual inmate telephone use. Additionally, on larger contracts we have typically partnered with regional bell operating companies, or RBOCs, local exchange carriers, or LECs, and interexchange carriers, or IXCs, and other independent telecommunication carriers, for which we have provided our equipment and back office support including validation and billing and collections services, and charged a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services, such as law enforcement management systems, call activity reporting and call blocking.

The inmate telecommunications industry requires highly specialized systems and related services in order to address the unique needs of the corrections industry. Security and public safety concerns require that correctional facilities have the ability to control inmate access to telephones and certain telephone numbers and to monitor inmate telephone activity. In addition, concerns regarding fraud and the credit quality of the parties billed for inmate telephone usage have led to the development of billing and validation systems and procedures unique to this industry. Inmate telecommunications services in the United States are operated by a large and diverse group of service providers, including RBOCs, LECs and IXCs, such as Global Tel*Link (formerly AT&T’s inmate telecommunications business), Verizon/MCI, and Embarq (formerly Sprint) and independent public pay telephone and inmate telephone companies.

We estimate that the inmate telecommunications market opportunity for city, county, state and federal correctional facilities in the United States is approximately $1.4 billion.

Our business is conducted primarily through our two principal subsidiaries: T-Netix, which we acquired in March 2004, and Evercom, which we acquired in September 2004.

For the year ended December 31, 2006, our revenues were $400.6 million, of which approximately 85% represented direct call provisioning to correctional facilities and 15% represented the provision of solutions, telecommunications and billing services to RBOC, LEC, IXC, and other independent telecommunication carrier partners.

We were incorporated in Delaware on January 12, 2004. We maintain a web site with the address www.securustech.net. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Industry Overview

The corrections industry has experienced sustained growth over the last decade as a result of societal and political trends. Anti-crime legislation, limitations on parole, and spending authorizations for crime prevention and construction of additional correctional facilities have contributed to this industry growth.

The United States has one of the highest incarceration rates of any country in the world. The U.S. Department of Justice estimates that as of year end 2005, there were approximately 2.2 million inmates housed in U.S. correctional facilities, or approximately one inmate for every 136 U.S. residents. Of this total, approximately two-thirds were housed in federal and state prisons and approximately one-third was housed in city and county correctional facilities.

According to U.S. Department of Justice statistics, the inmate population in federal and state prisons, which generally house inmates for longer terms than city and county facilities, increased from approximately 1.1 million at December 31, 1995 to approximately 1.4 million at December 31, 2005, representing an average annual growth rate of approximately 3.0%. The inmate population in city and county facilities, which generally house inmates for terms of one year or less, increased from approximately 500,000 at December 31, 1995 to approximately 750,000 at December 31, 2005, an annual growth rate of approximately 4.0%. Between December 31, 1995 and December 31, 2005, the incarcerated population grew an average 3.3% annually. Population growth during the 12-month period ending December 31, 2005 was lower in state prisons (up 1.3%) than in federal prison, (up 5.1%) and local jails (up 4.7%).

The inmate telecommunications industry requires specialized telecommunications systems and related services. Security and public safety concerns associated with inmate telephone use require that correctional facilities have the ability to control inmate access to telephones and to certain telephone numbers and to monitor inmate telephone activity. In addition, concerns regarding fraud and the credit quality of the parties billed for inmate telephone usage have also led to the development of systems and procedures unique to this industry.

Within the inmate telecommunications industry, companies compete for the right to serve as the exclusive provider of inmate calling services within a particular correctional facility. Contracts may be awarded on a facility-by-facility basis, such as for most city or county correctional systems, which generally include small and medium-sized facilities, or system-wide, such as for most state and the federal prison systems. Generally, contracts for federal facilities and state systems are awarded pursuant to a competitive bidding process, while contracts for city and county facilities are awarded both through competitive bidding and negotiations with a single party. Contracts generally have multi-year terms and typically contain renewal options. As part of the service contract, the service provider generally installs, operates, and maintains all inmate telecommunications equipment. In exchange for the exclusive contract rights, the service provider pays a commission to the operator of the correctional facility based upon inmate telephone use. These commissions have historically been used by the facilities to support their law enforcement activities.

Competition

In the inmate telecommunications business, we compete with numerous independent providers of inmate telephone systems such as Global Tel*Link, as well as RBOCs, LECs, and IXCs that include AT&T (formerly SBC), Verizon/MCI and Embarq (formerly Sprint). Several of our competitors are larger, better capitalized, and have significantly greater financial resources than we have. We believe that the principal competitive factors in the inmate telecommunications industry are system features and functionality, system reliability and service, the ability to customize inmate call processing systems to the specific needs of the particular correctional facility, relationships with correctional facilities, rates of commissions paid to the correctional facilities, end-user rates, and the ability to identify and manage credit risks and bad debt and calling rates. We seek to compete for business on local, county, state and federal levels, and in privately managed correctional facilities.

Historically, federal and state correctional facilities, which are generally bid on a system-wide basis, have been served by RBOCs, large LECs and IXCs, which are able to leverage their brand and network infrastructure to serve these large, high-volume customers through sub-contracting with independent providers for their platform and back office operations. These same service providers, however, have generally not focused to the same degree on the smaller city and county correctional systems. Because of the variance in the level of service required by these relatively small facilities, service providers must maintain a more extensive service infrastructure in order to compete within this portion of the corrections industry. Due to greater costs associated with serving smaller facilities and their lower volume of telecommunications traffic, we believe that large service providers have historically found the smaller facilities less attractive to serve. As a result, a significant portion of city and county correctional facilities are served by independent inmate telephone and public pay telephone companies. We believe that the market for city and county correctional facilities is fragmented and is occupied by a number of competing service providers.

In the first quarter of 2005, large industry participants Verizon and the former AT&T communicated plans to exit the inmate telecommunications sector. During 2004, Verizon and AT&T were our two largest telecommunications services customers, and AT&T was our largest solutions customer. These communications by Verizon and AT&T continued a recent trend of large dominant telecommunications carriers exiting the direct inmate telecommunications business. Both Verizon and AT&T subsequently sold their inmate telecommunications business to Securus’ competitors in 2005. As a result of this trend and the Verizon and AT&T sales, our revenue associated with these product lines declined by 18.8% in 2006, and we expect further declines in the future.

With the departure of these large carriers from the inmate telecommunications market, which represents a dramatic industry change, we believe the independent carriers, like Securus, stand to benefit by serving more of the federal and state market on a direct basis. Accordingly, revenues from wholesale services to the RBOCs and IXCs are expected to continue to decline. The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive. We compete directly with numerous other suppliers of inmate call processing systems and other corrections related products (including our own telecommunications service provider customers) that market their products to our same customer base.

Primary Sources of Revenues

The following chart summarizes the primary sources of our revenues for the year ended December 31, 2006.

	% of Total
Revenue Source	Revenues	Description
Direct Call Provisioning	85%	Direct call provisioning services through multi-year contracts directly to local correctional facilities as well as large county jails and state departments of corrections facilities.

Solutions and Billing Services	12%	Solutions and billing services (validation, fraud management and billing and collection services) to third parties including some of the world’s largest communication service providers.

Telecommunications Services	3%

Telecommunications services (equipment, security enhanced call processing, validation and customer service and support) to corrections facilities through contracts with some of the world’s leading communication service providers, including AT&T (formerly SBC).

Direct Call Provisioning

We provide inmate telecommunications services directly as a state certificated telecommunications provider to correctional facilities. In a typical arrangement, we operate under a site-specific, exclusive contract, generally for a period of three to five years. We provide the equipment, security-enhanced call processing, validation, and customer service and support directly to the facility. We bill the majority of our calls via the billed party’s LEC bill or, in some cases, using the services of third party aggregators. We also bill a portion of our calls through our own proprietary bill rendering platform. Additionally, a significant portion of our calls are prepaid by either the inmate or called party. Direct call provisioning revenues are substantially higher than that of our telecommunications and solutions services because we receive the entire retail value of the collect call. In our direct call provisioning business, we are responsible for customer commissions, line charges and other operating costs, including billing and bad debt costs. Consequently our gross profit dollars are higher but our gross margins are lower as compared to our telecommunications services and solutions businesses.

Solutions

Our solutions business consists of offering inmate telecommunications products and services, including validation, bad debt management and billing services, to RBOCs, LECs, IXCs and others to support their telecommunications contracts with larger county, state and federal correctional facilities. In this business, we enter into either long-term or evergreen contracts with the RBOCs, LECs, IXCs, and other telecommunication carriers pursuant to which we will typically purchase accounts receivable generated from calls placed by inmates in correctional facilities and accept responsibility for call validation, uncollectible accounts and billing and collections costs, with no recourse to the customer. These purchased receivables are processed and validated through our risk management system prior to allowing the call to be completed and are also typically processed through our proprietary systems and billed through LECs.

Our revenues from the solutions service equal the difference between the face value of the receivables purchased and the amount we pay the customer for the discounted accounts receivable. Because our revenues associated with the solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or other direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable. In light of the recent industry trend of large dominant industry telecommunications carriers exiting the business, we experienced a decline of revenues generated from the solutions services business of $1.7 million from fiscal year 2005 to 2006. We expect our solutions revenues to decline significantly in the future because the majority of our solutions revenues are generated from a customer who has indicated a desire to eliminate our services, and in fact has been doing so, pursuant to underlying contract terms.

Telecommunications Services

In our telecommunications services business, we have typically partnered with RBOCs, LECs and IXCs on larger contracts where the working capital requirements to win the contract were significant. For example, some of the larger county and state departments of corrections inmate telecommunications contracts often require multi-million dollar up-front payments, surety bonds and/or guaranteed commissions. In such cases, we provide at our expense some or all of our equipment, technology, security enhanced call processing, call validation and other services and/or customer service through the provider, rather than directly to the facility. Our telecommunications service customer does the billing and we either share the revenues or receive a prescribed fee from them for each call completed, but have no exposure to bad debt. We do, however, incur typical capital expenditures related to installing our equipment and technology at the corrections facility. We receive additional fees for validating the phone numbers dialed by inmates, digital recording systems, voice security and other services we provide. By partnering with some of the largest industry participants on capital intensive, larger contracts, we increase our likelihood of participating in the contract, which increases our market penetration, leverages our infrastructure and generates additional income. In light of the recent industry trend of large dominant industry telecommunications carriers exiting the business we experienced a decline of $11.9 million of revenue generated from the telecommunications services business from fiscal year 2005 to 2006. We expect further declines in the future.

Equipment Sales

In addition to our direct call provisioning, telecommunications services and solutions businesses, we also sell our products, including our inmate calling applications and facility management products, to a limited number of telecommunications service provider customers. As a result of the recent changes in the industry and departure of several RBOCs and IXCs, we expect equipment sales will remain a small percentage of our total sales.

Customers

We have direct contracts to provide inmate telecommunications services on either an exclusive basis or jointly with another provider to approximately 2,200 correctional facilities ranging in size from small municipal jails to large, state-operated facilities, as well as other types of confinement facilities, including juvenile detention centers, private jails and halfway houses.

Most of our direct call provisioning contracts have multi-year terms (generally three to five years) and typically contain renewal options while our solutions contracts generally have shorter terms. We often seek to negotiate extensions of our contracts before the end of their stated terms. For the year ended December 31, 2006, we retained more than 90% of our annualized revenue up for renewal. Many of our contracts provide for automatic renewal unless terminated by written notice within a specified period of time before the end of the current term.

Direct Customers

We provide our direct call provisioning products and services directly to correctional facilities. For the year ended December 31, 2006, 85% of our revenues were generated from direct contracts with correctional facilities as the exclusive provider of telecommunications services to inmates within the facility. No direct customer accounted for more than 7% of our total direct call provisioning revenues for the year ended December 31, 2006.

Telecommunications and Solutions Service Provider Customers

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, FSH Communications, AT&T (formerly SBC) and Embarq (formerly Sprint), among other call providers. For the year ended December 31, 2006, 15% of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the year ended December 31, 2006:

	Approximate	Approximate
	% of Total	% of Total
	Solutions	Telecommunications	Approximate	Contract
	Services	Services	% of Total	Expiration
	Revenue	Revenue	Revenue	Date
Global Tel*Link(1)	77%	33%	10%	March 1, 2008
Embarq (formerly Sprint)	20%	6%	2%	Month-to-Month
AT&T (formerly SBC)(3)	-	30%	1%	May 1, 2009
FSH Communications	-	23%	1%	Month-to-Month

(1)	The former AT&T sold its inmate telecommunications business to Global Tel*Link in 2005.

(2)   Represents expiration dates for master customer contracts. Below the master customer contracts, subcontracts govern site-specific contract durations, which are typically consistent with the terms of our partners’ prime contracts with the underlying correctional facilities. In some cases, our subcontracts with such customers for certain correctional facilities may extend beyond the term of the related master contract, in which case our agreements with these customers generally extend through the term of the subcontract.

(3)	SBC changed its name to AT&T.

No other telecommunications and solutions service provider customer accounted for more than 10% of our total telecommunications and solutions service provider revenues for the year ended December 31, 2006.

Marketing

We seek new direct contracts by participating in competitive bidding processes and by negotiating directly with the individuals or entities responsible for operating correctional facilities. We market our inmate telecommunications services through a sales staff largely made up of former law enforcement officials and others with experience in the corrections and telecommunications industries who understand the specialized needs of correctional facilities. Our marketing strategy emphasizes our specialized products and services, our proprietary technology, our knowledge, experience and reputation in the inmate telecommunications industry and our high level of service. We believe we have the largest national sales force dedicated to serving the inmate telecommunications industry. We rely on the experience and background of our sales staff to effectively communicate our capabilities to both existing and potential customers. In addition to conducting in-person sales calls to the operators of correctional facilities, we participate in trade shows and are active in local law enforcement associations.

Principal Products and Services

We believe that the specialized products and services we offer differentiate us from our competitors. Unlike many of our competitors who specialize in specific segments of the market (i.e. call management systems, jail management systems, etc.), our corporate thrust is aimed at the production and distribution of applications and services focused on the entire operation of a facility.  The Company’s applications are designed to streamline the operations of corrections facilities and empower administrators with administrative, investigative and economic capabilities. Our principal specialized applications and services include:

SCA Architecture™

Securus’ SCA Architecture™ is comprised of a robust data repository housing multiple data marts each holding billions of bytes of stored information gathered from multiple sources. SCA’s intelligent retrieval system intelligently retrieves all this information and processes all user requests through a cross application, cross data-mart retrieval process. The backbone of Securus’ entire system, SCA is expected to result in significantly lower operating and capital costs as its full implementation is realized.  The Company currently operates multiple inmate calling applications that preceded our development of this architecture. We expect that the majority of our customer installations in the future will migrate to our new systems utilizing this architecture as current contracts come to term, a process likely to take three to four years.

SCN Secure Connect Network™

Securus’ SCN Secure Connect Network™ is a VoIP-based, digital transmission system for all communications transport. SCN allows Securus’ calling platform to provide real-time turn-on/ turn-off flexibility for most system features; 24-7 offsite monitoring; immediate system upgrades and repairs from one central location.

Secure Call Platform™

Securus’ Secure Call Platform™ call management system services correctional facilities as well as detainees and friends and family members. Utilizing SCN allows this fully integrated inmate calling applications manager to offer innovative feature applications that give facilities extensive administrative and investigative control. The system offers networking functions, robust system and application stability and redundancy, heightened security features, user auditing, and password-specific utilities.

Jail Management Solutions

Our Facility Management application is comprised of three specific applications — Detention Management System (DMS), Records Management System (RMS), and Computer-Aided Dispatch (CAD). These applications provide authorized personnel the tools to track, investigate, record, report, and efficiently manage a correctional facility’s day-to-day activities.  The Company currently maintains several other applications that are similar to and pre-dated Facility Manager which are no longer offered in the marketplace.

The Securus User Interface

Access to many of Securus’ applications is accomplished through S-GATE™ user interface. This portal provides single point access to programs, applications and services.

Securus Support

Securus provides support through professional, dedicated customer support centers:

•	Accessible 24-7
•	Independent visibility into customers account activity and information
•	Site status is monitored continuously by support systems and proactive actions are instituted to correct issues before customers are impacted
•	Securus' field support services provides nationwide support by local, area responsive technicians

Prepaid Calling Programs

Inmate telecommunications systems customarily allow calls to be placed as collect only, without the involvement of a live operator. Our prepaid calling offerings provide flexibility in the utilization of called party prepaid calling and inmate prepaid calling. Our prepaid calling systems offer a paperless, card-free prepaid calling solution for both the called parties and the inmates. The prepaid account is managed by either the called party’s phone number or the inmate’s PIN. Our prepaid calling platform allows correctional facilities to offer inmate families an alternative to collect calls and acts as a cash management tool to help those families budget more effectively for calls. Additionally, because prepayment virtually eliminates bad debt, fewer calls are blocked and correctional facilities recognize the financial benefits of higher call volumes.

The Company also continues to provide paper prepaid calling cards for facilities that desire a fast and simple calling solution for their inmates. These are sold to the inmates through the facility’s commissary service. The cards may be used for both domestic and international calling. Many of our competitors provide similar prepaid services.

Correctional Billing Services (CBS)

Securus is one of the few companies in the industry to provide on a nationwide customer care and billing center dedicated to the inmate’s friends and family members. CBS, a division of Securus, provides dedicated customer service to the called party 24 hours per day, 365 days per year. CBS also offers multiple payment options including prepayment of charges, remittance directly to the local phone company, credit card payments and check by phone.

Intelligent Call and Billing Management Solution (ICBS)

Securus developed and provides its customers with an Intelligent Call and Billing Management Solution, or ICBS system which is a proprietary call validation and billing technology that is designed to minimize bad debt expense. Our solutions services include ICBS technology. Specifically, ICBS allows us to rapidly identify and prevent or block collect calls from being connected to potential non-paying call recipients through a continuously growing and improving database. As an enhancement to revenues, the blocked call recipient is notified that an inmate has attempted contact and, upon request, can receive inmate calls through various prepaid methods. We believe that our technology provides us with generally lower bad debt expense as a percentage of revenues in the industry, while offering the broadest, most sophisticated suite of payment method alternatives than in the industry.

Additional Securus Applications

The Company also offers a multitude of additional applications/features that provide task-specific solutions designed to satisfy focused areas of a facility’s operations. SECURUS’ applications assist:

•	Booking and release officers
•	Investigators
•	Detainees
•	Friends & families
•	Administrators
•	Support personnel

Many of Securus’ applications are interoperable, working seamlessly together. SECURUS provides applications designed to service communications, administrative, and support functions, trust account funding, recidivism programs, investigative capabilities, fraud prevention functions, and detainee identification.

The Company is continually developing new suites of applications, which are designed to provide a wide array of solutions-based, technologically advanced, integrated applications and services for the criminal justice community. These applications and services are focused on providing solutions targeted at the identified needs of the criminal justice community.

Systems and Equipment

We currently utilize automated operator calling systems that consist of third-party and internally developed software applications installed on specialized equipment. We expect the majority of our customer installations to transition from these legacy systems to our SCN in the future as existing contracts come to term. Our specialized systems limit inmates to collect calls or prepaid calls, validate and verify the payment history of each number dialed for billing purposes, and confirm that the destination number has not been blocked. If the number is valid and has not been blocked, the system automatically requests the inmate’s name, records the inmate’s response, and waits for the called party to answer. When the call is answered the system informs the called party that there is a collect call, plays back the name of the inmate in the inmate’s voice, and instructs the called party to accept or reject the call. The system completes calls that have been accepted by the called party.

The system automatically records the details of each call (i.e., the number called and the length of the call) and transmits the data to Securus’ centralized billing center for bill processing and input into our call activity database. Our database of telephone numbers and call activity allows us to provide extensive call activity reports to correctional facilities and law enforcement authorities, in addition to identifying numbers appropriate for blocking, thus helping to reduce the number of uncollectible calls. These include reports that can further assist law enforcement authorities in connection with ongoing investigations. We believe this database offers competitive advantages, particularly within states in which we have achieved substantial market penetration.

Maintenance, Service and Support Infrastructure

We provide and install telephone systems in correctional facilities at no cost to the facility and generally perform all maintenance activities. We maintain a geographically dispersed staff of trained field service technicians and independent contractors, which allows us to respond quickly to service interruptions and perform on-site repairs and maintenance. In addition, we have the ability to make some repairs remotely through electronic communication with the installed equipment without the need of an on-site service call. We believe that system reliability and service quality are particularly important in the inmate telecommunications industry because of the potential for disruptions among inmates if telephone service remains unavailable for extended periods.

Billing and Collection

We use LEC direct billing agreements and third-party clearinghouse billing agreements to bill and collect phone charges. Under both agreements, the LEC includes collect call charges for our services on the local telephone bill sent to the recipient of the inmate collect call. We generally receive payment from the LEC for such calls 60 days after the end of the month in which the call is submitted to the LEC for billing. The payment that we receive is net of a service fee and net of write-offs of uncollectible accounts for which we previously received payment, or net of a reserve for future uncollectible accounts.

Unlike many smaller independent service providers with lower telecommunications traffic, we have been able to enter into direct billing agreements with LECs in most of our markets because of our high market penetration. We believe that direct billing agreements with LECs decrease bad debt expense and billing expenses by eliminating an additional third-party billing entity, while expediting and increasing collectibility. In addition, direct billing agreements help us resolve disputes with billed parties by facilitating direct communication between us and the called party, thereby reducing the number of charge-offs.

In the absence of a LEC direct billing arrangement, we bill and collect our collect calls through third-party billing and collection clearinghouses that have billing and collection agreements with LECs, or through our proprietary direct billing. When we employ third-party billing and collection clearinghouses, the account proceeds are forwarded by the various LECs to the clearinghouses, which then forward the proceeds to us, less a processing fee. With both LEC direct and third-party billing and collection agreements, we reconcile our call records with collections and write-offs on a regular basis. The entire billing and collection cycle (including reconciliation), takes on average, between six to nine months after we submit the call record to the LEC or to third-party billing and collection clearinghouses.

Our specialized billing and bad debt management system integrates our LEC direct billing arrangements with our call blocking, validation and customer inquiry procedures.

Research and Product Development

We believe that the timely development of new products and enhancements to existing products is essential to maintain our competitive position. We conduct ongoing research and development for the development of new products and enhancement of existing products that are complementary to the existing product line.

Our current research and development efforts are focused on further improvements to our bad debt management systems, including improved algorithms to monitor and analyze our risk on a real-time basis, enhanced three-way call detection, advanced call validation systems, and general improvements to our SCN and other call processing platforms in order to improve operating efficiency and reduce capital costs of new installations, and to continue to deliver state- of-the-art products and services to our correctional facilities and law enforcement customers. In addition, we are developing products and services that will provide law enforcement officials with greater access to communications capabilities, inmate information and intelligence on inmate calls within a correctional facility as well as on inmate calls between correctional facilities and other law enforcement agencies.

Patents and Other Proprietary Rights

We rely on a combination of patents, copyrights and trade secrets to establish and protect our intellectual property rights. We have been issued 47 patents. We consider any patents issued or licensed to us to be a significant factor in enabling us to more effectively compete in the inmate calling industry.

We believe that our intellectual property portfolio provides our customers leading edge technology recognized as technologically superior within the inmate telecommunications industry. We believe that we currently hold the broadest intellectual property portfolio in the industry, with 47 issued patents and more than 80 patent applications filed and/or in process. We believe that the duration of applicable patents is adequate relative to our product and service offerings

Although we have filed many patent applications and hold several patents relating to our internally developed call processing and other technology, such technology and intellectual property rights could infringe on other parties’ intellectual property rights and could be contested or challenged. Should our call processor or any material feature of our call processor or other proprietary technology be determined to violate applicable patents, we may be required to cease using these features or to obtain appropriate licenses for the use of that technology and could be subject to material damages if our infringement were determined to be lengthy or willful.

Regulation

The inmate telecommunications industry is subject to varying degrees of federal, state, and local regulation. Regulatory actions have affected, and are likely to continue to affect, our correctional facility customers, our telecommunications service provider customers, our competitors and us.

The inmate telecommunications market is regulated at the federal level by the FCC and at the state level by public utilities commissions or equivalent agencies (“PUCs”) of the various states. In addition, from time to time, Congress or the various state legislatures may enact legislation that affects the telecommunications industry generally and the inmate telecommunications industry specifically. Court decisions interpreting applicable laws and regulations may also have a significant effect on the inmate telecommunications industry. Changes in existing laws and regulations, as well as the adoption of new laws and regulations applicable to our activities or other telecommunications businesses, could have a material adverse effect on us. See “Risk Factors — Regulatory Risks.”

Federal Regulation

Prior to 1996, the federal government’s role in the regulation of the inmate telecommunications industry was relatively limited. The enactment of the Telecommunications Act of 1996 (the “Telecom Act”), however, marked a significant change in scope of federal regulation of the inmate telecommunications service. Generally, the Telecom Act (i) opened local exchange service to competition and preempted states from imposing barriers preventing such competition, (ii) imposed new unbundling and interconnection requirements on incumbent local exchange carrier networks, (iii) removed prohibitions on inter-LATA services and manufacturing where certain competitive conditions are met, (iv) transferred any remaining requirements of the consent decree governing the 1984 Bell System divestiture (including its nondiscrimination provisions) to the FCC’s jurisdiction, (v) imposed requirements to conduct certain competitive activities only through structurally separate affiliates, and (vi) eliminated many of the remaining cable and telephone company cross-ownership restrictions.

This legislation and related rulings significantly changed the competitive landscape of the telecommunications industry as a whole.

More specifically for the inmate telecommunications industry, the Telecom Act added Section 276 to the principal U.S. federal communications statute, the Communications Act of 1934. Section 276 directed the FCC to implement rules to overhaul the regulation of the provisioning of pay phone service, which Congress defined to include the provisioning of inmate telecommunications service in correctional institutions.

Before the adoption of the Telecom Act, LECs generally included inmate telecommunications service operations as part of their regulated local exchange telephone company operations. This allowed the LECs to pool revenue and expenses from their monopolistic local exchange operations with revenues and expenses from their inmate telecommunications service operations. This commingling of operations made possible the subsidization of the LECs’ inmate telecommunications service operations through other regulated revenues. The LECs were also able to shift certain costs from their inmate telecommunications service operations to their local exchange monopoly accounts. In particular, the LECs were able to pool the bad debt from their inmate telecommunications service operations with their other bad debt. Because independent inmate telecommunications service providers act as their own carrier, they bear the risk of fraudulent calling and uncollectible calls and other bad debt. Bad debt is substantially higher in the inmate telecommunications industry than in other segments of the telecommunications industry. The LECs’ practice of pooling bad debt shifted the high costs of bad debt from inmate telecommunications service operations to the expense accounts of other LEC operations, presenting a vehicle for the cross-subsidization of the LECs’ inmate operations. This, in turn, allowed the LECs to offer commissions to correctional facilities that were often significantly higher than those that independent inmate telecommunications service providers can offer.

Section 276 directed the FCC to adopt regulations to end the LECs subsidization of their inmate telecommunications service operations from regulated revenues. Congress also directed the FCC to ensure that the RBOCs could not discriminate in favor of their own operations to the competitive detriment of independent inmate telecommunications service providers. Finally, Congress required the FCC to ensure that all inmate telecommunications service providers were fairly compensated for “each and every” call made from their telephone.

To carry out its legislative mandate, the FCC adopted regulations requiring all LECs to transfer their inmate telecommunications service operations from their regulated accounts to the LECs’ unregulated accounts by no later than April 15, 1997. The FCC’s rules implementing Section 276 are designed to eliminate cross-subsidization and cost-shifting. However, since the bad debt from inmate telecommunications services arises from the charges for collect calls, which have traditionally been regulated carrier activities, the FCC’s rules did not prevent shifting of bad debt from the LECs’ inmate telecommunications service operations to the LECs’ regulated accounts.

In implementing Section 276, the FCC also addressed the one-time transfer of existing inmate telecommunications service assets from the LECs’ regulated accounts to the unregulated accounts established for inmate telecommunications service operations. The FCC ordered the transfer of those assets at their net book value rather than at their fair market value. The inmate telecommunications industry had argued to the FCC that the transfer should be accomplished at the assets’ fair market value, including the value of the contracts between the LECs’ inmate telecommunications service operations and correctional facilities. The net book value of those assets may be lower than their fair market value. In the event that the valuation of the assets is below market, the LECs’ inmate telecommunications service operations may be able to post nominally higher returns on their assets than they would otherwise be able to and hence relieve operating pressures for returns on assets. This could result in a competitive advantage for the LECs with respect to access to capital markets as compared to independent inmate telecommunications service providers.

To eliminate discrimination, the FCC initially required, among other things, that the LECs’ inmate telecommunications service operations take any tariffed services from their regulated operations at the tariffed rate for the service. Before the Telecom Act, the LECs’ inmate telecommunications service operations were able to take these services at some variant of their underlying costs without regard to the tariffed rate being charged to independent inmate telecommunications service providers. Under the Telecom Act, the LECs’ inmate telecommunications service operations must take tariffed services on an arm’s length basis, at tariffed rates that are subject to regulatory approval. Further, the rates for the tariffed services offered to both the LECs’ inmate telecommunications service operations and independent inmate telecommunications service providers must be developed on a consistent basis. The test that the FCC mandated for the pricing of services (the “new services test”) to both independent inmate telecommunications providers and LECs’ own inmate operations applied to existing rates and could potentially cause a rate reduction for services in some instances, while resulting in rate increases in others. However, the FCC ruled, and the U.S. federal courts have affirmed, that Section 276 clearly mandated that the test be applied only to the RBOCs. At the same time, the FCC urged state commissions to apply the test to all LECs in their states. In any case, the requirement for a consistent methodology for developing rates should substantially reduce LEC opportunities for unfavorable rate discrimination against independent inmate telecommunications service providers like Securus.

To ensure “fair compensation” for inmate telecommunications service providers, the FCC held that it was not required to prescribe compensation for collect calls because inmate telecommunications service providers act as their own carriers and collect the revenue from those calls directly from called parties. We nonetheless have from time to time been required to defend ourselves against complaints to the FCC from certain payphone owners not in the inmate telecommunications industry, that have unsuccessfully claimed a right to compensation for calls initiated from the inmate telecommunications service providers. The inmate telecommunications industry argued to the FCC, however, that because of state-mandated ceilings on the rates for intrastate collect calls, inmate telecommunications providers could not recover adequate revenues for those calls, and accordingly, had sought an “inmate system compensation charge” in addition to the charges collected for carrying the call. See “State Regulation.” However, the FCC only determined that Section 276’s fair compensation requirement does not require either preemption of state local collect calling rate caps or imposition of a federally-tariffed surcharge above state rate caps for local inmate calls. This decision, unless subject to further review, appeal or revision as a result of further proceedings, leaves intact, from a Federal perspective, the current impact of state-mandated rate ceilings.

The FCC has also declined to modify the accounting safeguards implemented to guarantee that regulated revenues properly follow regulated costs, and unregulated revenues follow unregulated costs. Thus, it remains that only inmate telecommunications equipment and not the collect calling service itself is included in the inmate telecommunications services that the RBOCs must provide on a non-regulated basis. Consequently, it is possible that the RBOCs will to some extent continue to be able to subsidize and discriminate in favor of their inmate telecommunications service operations. In particular, so long as the RBOCs can continue to define their inmate collect calling service as part of their regulated operations, they may be commingling bad debt associated with that service with bad debt from other services.

Because of the proceedings still pending before the FCC, the ultimate effects of the rule changes mandated by the Telecom Act are uncertain. For example, the FCC is currently considering comments filed in Docket No. 96-128 on the costs associated with the provision of inmate telecommunications services to explore whether the current regulatory regime applicable to the provision of inmate telecommunications services is responsive to the needs of corrections facilities, inmate calling services providers, and inmates, and if not, whether and how unmet needs might be addressed. This includes proceedings concerning the rates charged for inmate calls, and a request for the FCC to consider adopting facilities-based competition in inmate services at the site level. See “Legal Proceedings.” See “Risk Factors — Regulatory Risks.”

Apart from its proceedings to implement the Telecom Act, the FCC also adopted regulations for interstate calls requiring inmate telecommunications service providers to announce to called parties, before the called party incurs any charges, that rate quotes may be obtained by dialing no more than two digits or remaining on the line. The FCC subsequently clarified the rules to require exact, and not maximum, rate quotes on a per minute basis.

Significantly, however, the FCC adopted the rate disclosure option in lieu of the so-called “Billed Party Preference” proposal that had been pending before the FCC for several years. Under that plan, inmate telecommunications service providers would have been required to send their interstate inmate collect calls to the called party’s pre-subscribed carrier, thereby bypassing the opportunity for the inmate telecommunications service provider to receive revenue from the calls. We believe that the rate quote regulations adopted by the FCC are a preferable alternative to Billed Party Preference, which would potentially have had a much more adverse effect on our business. However, the FCC, in Docket No. 96-128, recently took further comments on a request by inmate groups to require multiple carrier access to certain inmate facilities on interstate calls. The FCC has also taken comment on other technologies advanced as a method to avoid the single carrier per facility system that currently prevails in the inmate telecommunications industry.

State Regulation

In many states, inmate telecommunications service providers must obtain prior authorization from, or register with, the PUC and file tariffs or price lists of their rates. The most significant state involvement in the economic regulation of inmate telecommunications service is the limit on the maximum rates that can be charged for intrastate collect calls set by most states, referred to as “rate ceilings.” Since at many facilities, collect calls are the only kind of calls that can be made by inmates, such state-imposed rate ceilings can have a significant effect on our business.

In many states, the rate ceilings on inmate collect calls within the originating LEC’s service area are tied to the rate charged by the LEC and subject to state regulatory approval. Thus, where the LEC chooses not to raise its rates, independent inmate telecommunications service providers are precluded from raising theirs. Prior to the passage of the Telecom Act, the LECs had less incentive to raise their rates than independent inmate telecommunications service providers because the LECs were able to subsidize their inmate telecommunications service operations and discriminate in their favor, as described above. See “Federal Regulation.” It is possible that as a result of the FCC’s rules designed to eliminate these subsidies, some LECs may periodically choose to file with their state commissions to raise their rates for inmate collect calls. If this occurs, inmate telecommunications service providers could also raise their rates. It is difficult to predict the extent to which the LECs will raise their rates.

For intrastate calls going outside the originating LEC’s service area, there may be state rate ceilings tied to the rates of the IXCs for similar calls. In some cases, these rate ceilings can also make sufficient cost recovery difficult. In general, the cost recovery problems that arise from rate ceilings tied to IXC rates are not as severe as the difficulties created by rate ceilings tied to LEC rates.

In its rulemaking in implementing the Telecom Act, the FCC declined to address these state rate ceilings. The FCC ruled that inmate telecommunications providers must first seek relief from the state rate ceilings at the state level. The outcome of any such proceedings at the state level, if undertaken, is uncertain. Further, despite reserving the right to do so, it is uncertain whether the FCC would intervene or if so, how, in the event a state failed to provide relief. Moreover, as noted above, the FCC has declined to preempt state rate caps on local inmate calls or permit an additional surcharge thereon. See “Legal Proceedings.”

In addition to imposing rate caps, the states may regulate various other aspects of the inmate telecommunications industry. While the degree of regulatory oversight varies significantly from state to state, state regulations generally establish minimum technical and operating standards to ensure that public interest considerations are met. Among other things, most states have established rules that govern the service provider in the form of postings or verbal announcements, and requirements for rate quotes upon request. See “Legal Proceedings.”

The foregoing discussion does not describe all present and proposed federal, state and local regulations, legislation, and related judicial or administrative proceedings relating to the telecommunications industry, including inmate telecommunications services, and thereby affecting our business. The effect of increased competition on our operations will be influenced by the future actions of regulators and legislators, who are increasingly advocating competition. While we would attempt to modify our customer relationships and our service offerings to meet the challenges resulting from changes in the telecommunications competitive environment, there is no assurance we would be able to do so.

Employees

As of December 31, 2006, we employed 591 full-time equivalent employees, of which 287 are salaried and 304 are hourly employees. None of our employees are represented by a labor union, and we have not experienced any material work stoppages to date. We believe that our management currently has a good relationship with our employees.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1 and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding:

•	projected future sales growth;
•	expected future revenues, operations, expenditures and cash needs;
•	estimates of the potential for our products and services, including the anticipated drivers for future growth;
•	sales and marketing plans;
•	assessment of competitors and potential competitors; and
•	potential mergers or acquisitions;

In addition, any statements contained in or incorporated by reference into this report that are not statements of historical fact should be considered forward-looking statements. You can identify these forward-looking statement by use of the words “believes,” “expects,” “anticipates,” “plans,” “may,” “will,” “would,” “intends,” “estimates” and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward looking statements made. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include, without limitation, those set forth below under the heading “Risk Factors.” We do not intend to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with all of the other information contained in this Form 10-K, before making an investment decision. The risks described below are not the only ones facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our financial condition, results of operations or cash flow. Any of the following risks could materially and adversely affect our financial condition or results of operations. In such case, you may lose all or part of your original investment.

Risks Related to our Senior Notes

We have a substantial amount of debt outstanding and have significant interest payments.

We have a significant amount of debt outstanding. As of December 31, 2006, we had $216.0 million of long-term debt outstanding before considering $2.7 million of original issue discount on our second-priority senior secured notes and $2.6 million of fair value attributable to warrants issued in connection with our senior subordinated debt financing, each of which are reflected as discounts to our outstanding long-term debt on our financial statements. As of December 31, 2006, we had a stockholders’ deficit of $51.9 million.

Our substantial debt could have important consequences. For example, it could:

•

require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities and other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	make it more difficult for us to satisfy our obligations with respect to the notes and our other debt obligations;
•	limit our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes;
•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates;
•	place us at a competitive disadvantage compared to our competitors which may have less debt; and
•

prevent us from raising the funds necessary to repurchase notes tendered to us if there is a change of control, which would constitute a default under the indenture governing the notes and our working capital facility.

We cannot assure that we will generate sufficient cash flow to service and repay our debt and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our markets. If we cannot meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow the lenders under our working capital facility to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture and the agreements governing the senior subordinated debt. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings. If the amounts outstanding under our working capital facility or the notes were to be accelerated, we cannot assure that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders. In addition, we may need to refinance our debt, obtain additional financing or sell assets, which we may not be able to do on commercially reasonable terms or at all. Any failure to do so on commercially reasonable terms could have a material adverse effect on our business, operations and financial condition.

We may be able to incur more debt, including secured debt, and some or all of this debt may effectively rank Senior to the notes and the guarantees.

Subject to the restrictions in our working capital facility, the indenture governing the notes and the senior subordinated debt financing agreements, we may be able to incur additional debt, including secured debt that would effectively rank senior to the notes. As of December 31, 2006, we would have been able to incur approximately $26.8 million of additional secured debt under our working capital facility. Although the terms of our working capital facility, the indenture and our senior subordinated debt financing agreements contain restrictions on our ability to incur additional debt, these restrictions are subject to a number of important exceptions. If we incur additional debt, the risks associated with our substantial leverage, including our ability to service our debt, would likely increase.

There may not be sufficient collateral to pay all or any of the notes.

Indebtedness under our senior secured credit facility (referred to herein as the “First-Priority Lien Obligations”) is secured by a first-priority lien on substantially all of our and our subsidiary guarantors’ tangible and intangible assets, except for certain excluded collateral (such as hedging agreements and, as of the issue date of the notes, any real estate interests). The notes are secured by a second-priority lien on only a portion of the assets that secure the First-Priority Lien Obligations. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us or any future domestic subsidiary, the assets that are pledged as shared collateral securing the First-Priority Lien Obligations and the notes must be used first to pay the First-Priority Lien Obligations, as well as any other obligation secured by a priority lien on the collateral, in full before making any payments on the notes.

At December 31, 2006, $3.2 million of senior indebtedness constituting First-Priority Lien Obligations was outstanding, and an additional $26.8 million could have been borrowed under our working capital facility.

Certain of our assets, such as our accounts receivable and inventory and any proceeds thereof, are not part of the collateral securing the notes, but do secure the First-Priority Lien Obligations. With respect to those assets that are not part of the collateral securing the notes but which secure other obligations, the notes will be effectively junior to these obligations to the extent of the value of such assets. There is no requirement that the lenders under the First-Priority Lien Obligations first look to these excluded assets before foreclosing, selling or otherwise acting upon the collateral shared with the notes.

The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By their nature, some or all of the pledged assets may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as collateral for the notes could be impaired in the future as a result of changing economic conditions, our failure to implement our business strategy, competition and other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the notes, in full or at all, after first satisfying our obligations in full under the First-Priority Lien Obligations and any other obligations secured by a priority lien on the collateral.

Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the notes. Any claim for the difference between the amount, if any, realized by holders of such notes from the sale of the collateral securing the notes and the obligations under such notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.

The indenture and our working capital facility contain covenants that limit the discretion of our management in operating our business and could prevent us from capitalizing on business opportunities and taking other corporate actions.

The indenture, our working capital facility and our senior subordinated debt financing agreements impose significant operating and financial restrictions on us. These restrictions effectively limit or restrict, among other things, our and most of our subsidiaries’ ability to:

•	incur additional debt and issue preferred stock;
•	make restricted payments, including paying dividends on, redeeming, repurchasing or retiring our capital stock;
•	make investments and prepay or redeem debt;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends, make loans or transfer assets to us;
•	create liens;
•	sell or otherwise dispose of assets, including capital stock of subsidiaries;
•	engage in transactions with affiliates;
•	engage in sale and leaseback transactions;
•	make capital expenditures;
•	engage in business other than telecommunications businesses; and
•	consolidate or merge.

In addition, the indenture governing the notes, our working capital facility and our senior subordinated debt financing agreements require, and any future credit facilities may require, us to comply with specified financial covenants, including, in each case, interest coverage ratios and, in the case of our working capital facility, minimum levels of earnings before interest, taxes and depreciation, or EBITDA, and capital expenditure limits. Our ability to comply with these covenants may be affected by events beyond our control. Furthermore, the indenture governing the notes requires us to use a significant portion of our cash generated from operations, if certain conditions are met in the future to make an offer to purchase notes on a pro rata basis. For fiscal year 2006, no such offer was required, because the conditions were not met. The restrictions contained in the indenture, our working capital facility and our senior subordinated debt financing agreements could:

•	limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans; and
•	adversely affect our ability to finance our operations, enter into acquisitions or engage in other business activities that would be in our interest.

A breach of any of the covenants contained in our working capital facility, or in any future credit facilities, or our inability to comply with the financial ratios could result in an event of default, which would allow the lenders to declare all borrowings outstanding to be due and payable, which would in turn trigger an event of default under the indenture. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings. If the amounts outstanding under our working capital facility or the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders, including you as a noteholder.

We are a holding company and we may not have access to sufficient cash to make payments on the notes. In addition, the notes are effectively subordinated to the liabilities of our subsidiaries.

Securus Technologies, Inc., the issuer of the notes, is a holding company with no direct operations. Its principal assets are the equity interests it holds, directly and indirectly, in its subsidiaries. Since all of our operations are conducted through our subsidiaries, our ability to service our indebtedness, including the notes, will be dependent upon the earnings of our subsidiaries and the distribution of those earnings, or upon loans or other payments of funds, by our subsidiaries to us. Our subsidiaries are legally distinct from us and have no obligation to pay amounts due on our debt or to make funds available to us for such payment. The payment of dividends and the making of loans and advances to us by our subsidiaries may be subject to various restrictions, including restrictions under our working capital facility more fully described below. In addition, the ability of our subsidiaries to make such payments or advances to us may be limited by the laws of the relevant states in which our subsidiaries are organized or located, including, in some instances, by requirements imposed by state regulatory bodies that oversee the telecommunications industry in such states. In certain circumstances, the prior or subsequent approval of such payments or advances by our subsidiaries to us is required from such regulatory bodies or other governmental entities. The notes, therefore, without giving effect to any guarantees of the notes, will be effectively subordinated to creditors (including trade creditors) of our subsidiaries. Although the indenture contains limitations on the amount of additional indebtedness that we and our restricted subsidiaries may incur, the amounts of such indebtedness could be substantial and such indebtedness may be First-Priority Lien Obligations. In addition, each of our subsidiaries has other liabilities, including contingent liabilities (including the guarantee obligations under our working capital facility and the senior subordinated debt financing) that may be significant.

In addition, our working capital facility restricts all payments from our subsidiaries to us during the continuance of a payment default and also restricts payments to us for a period of up to 180 days during the continuance of a non-payment default.

Our working capital facility is, and future credit facilities may be, guaranteed by our domestic restricted subsidiaries. Although the indenture contains limitations on the amount of additional indebtedness that we and our restricted subsidiaries may incur, the amounts of such indebtedness could be substantial and such indebtedness may be secured. As of December 31, 2006, we expect that we would have been able to incur approximately $26.8 million of additional secured debt constituting First-Priority Lien Obligations under our working capital facility.

U.S. bankruptcy or fraudulent conveyance law may interfere with the payment of the notes and the guarantees and the enforcement of the security interests.

Our incurrence of debt, such as the notes and the guarantees, as well as the security interests related to the notes and the guarantees, may be subject to review under U.S. federal bankruptcy law or relevant state fraudulent conveyance laws if a bankruptcy proceeding or lawsuit is commenced by or on behalf of our unpaid creditors. Under these laws, if in such a proceeding or lawsuit a court were to find that, at the time we incurred debt (including debt represented by the notes and the guarantees),

•	we incurred such debt with the intent of hindering, delaying or defrauding current or future creditors; or
•	we received less than reasonably equivalent value or fair consideration for incurring such debt and we:

-	were insolvent or were rendered insolvent by reason of any of the transactions;

-   were engaged, or about to engage, in a business or transaction for which our remaining assets constituted unreasonably small capital to carry on our business;

-   intended to incur, or believed that we would incur, debts beyond our ability to pay as these debts matured (as all of the foregoing terms are defined in or interpreted under the relevant fraudulent transfer or conveyance statutes); or

-   were defendants in an action for money damages or had a judgment for money damages entered against us (if, in either case, after final judgment such judgment is unsatisfied);

then that court could avoid or subordinate the amounts owing under the notes to our presently existing and future debt, void or decline to enforce the security interest and take other actions detrimental to you.

The measure of insolvency for purposes of the foregoing considerations will vary depending upon the law of the jurisdiction that is being applied in any proceeding. Generally, a company would be considered insolvent if, at the time it incurred the debt:

•	the sum of its debts (including contingent liabilities) was greater than its assets, at fair valuation;
•

the present fair saleable value of its assets was less than the amount required to pay the probable liability on its total existing debts and liabilities (including contingent liabilities) as they became absolute and mature; or

•	it could not pay its debts as they became due.

We cannot predict what standards a court would use to determine whether we or our subsidiary guarantors were solvent at the relevant time, or whether the notes, the guarantees or the security interests would be avoided or further subordinated on another of the grounds set forth above. In rendering their opinions in connection with the transactions, our counsel will not express any opinion as to the applicability of federal or state fraudulent transfer and conveyance laws.

We may be unable to repurchase the notes upon a change of control as required by the indenture.

Upon the occurrence of a change of control as specified in “Description of the Exchange Notes,” we will be required to make an offer to repurchase all notes. In addition, the agreements governing any of our future senior indebtedness may contain prohibitions of certain events that would constitute a change of control or require such senior indebtedness to be repurchased or repaid upon a change of control. Moreover, the exercise by the holders of their right to require us to repurchase the notes could cause a default under such agreements, even if the change of control itself does not, due to the financial effect of such repurchase on us. Under any of these circumstances, we cannot assure you that we will have sufficient funds available to repay all of our senior debt and any other debt that would become payable upon a change of control and to repurchase the notes. Our failure to purchase the notes would be a default under the indenture, which would in turn trigger a default under our working capital facility. We would need to refinance our working capital facility or cure the default thereunder, before making the change of control offer.

The definition of change of control includes a phrase relating to the sale or other transfer of “all or substantially all” of our assets. There is no precise definition of the phrase under applicable law. Accordingly, in certain circumstances there may be a degree of uncertainty in ascertaining whether a particular transaction would involve a disposition of “all or substantially all” of our assets, and therefore it may be unclear as to whether a change of control has occurred and whether the holders of the notes have the right to require us to repurchase such notes.

Rights of holders of notes in the collateral may be adversely affected by bankruptcy proceedings.

The right of the administrative agent to repossess and dispose of the collateral securing the notes upon acceleration is likely to be significantly impaired by federal bankruptcy law if bankruptcy proceedings are commenced by or against us or any of our subsidiaries prior to or possibly even after the administrative agent has repossessed and disposed of the collateral. Under the U.S. Bankruptcy Code, a secured creditor, such as the administrative agent, is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from a debtor, without bankruptcy court approval. Moreover, bankruptcy law permits the debtor to continue to retain and to use collateral, and the proceeds, products, rents or profits of the collateral, even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such time as the court in its discretion determines, for any diminution in the value of the collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. In view of the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the notes could be delayed following commencement of a bankruptcy case, whether or when the administrative agent would repossess or dispose of the collateral, or whether or to what extent holders of the notes would be compensated for any delay in payment or loss of value of the collateral through the requirements of “adequate protection.” Furthermore, in the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the notes, the holders of the notes would have “unsecured claims” as to the difference. Federal bankruptcy laws do not permit the payment or accrual of interest, costs and attorneys’ fees for “unsecured claims” during the debtor’s bankruptcy case.

Rights of holders of notes in the collateral may be adversely affected by the failure to perfect security interests in certain collateral acquired in the future.

The security interest in the collateral securing the notes includes assets, both tangible and intangible, whether now owned or acquired or arising in the future. Applicable law requires that certain property and rights acquired after the grant of a general security interest can only be perfected at the time such property and rights are acquired and identified. There can be no assurance that the trustee or the administrative agent will monitor, or that we will inform the trustee or the administrative agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after-acquired collateral. Such failure may result in the loss of the security interest therein or the priority of the security interest in favor of the notes against third parties.

The notes may be deemed to be contingent payment debt instruments.

The notes are subject to a contingency (described in “Description of the Exchange Notes — Excess Cash Flow”) in that a portion of them may be repaid prior to their stated maturity with excess cash generated by our operations. See “Description of the Exchange Notes — Excess Cash Flow.” As such, they are likely to be treated as indebtedness subject to special U.S. tax rules applicable to contingent payment debt obligations. Consequently, original issue discount will be included (as ordinary interest income) in the gross income of a U.S. holder of notes for U.S. federal income tax purposes in advance of the receipt of cash payments on the notes, and upon the sale of the notes a U.S. holder may recognize ordinary, rather than capital, gain or loss. See “Material U.S. Federal Income Tax Considerations.”

Risk Relating to Our Business

Our financial results are dependent on the success of our billing and bad debt management systems.

The inmate telecommunications business is subject to significant risk of bad debt or uncollectible accounts receivable. In addition, our solutions business is particularly sensitive to variations in bad debt expense because we typically take full ownership of bad debt of our customers while in turn earning a fee for those services equal to a contractual percentage of our customers’ revenues. Most calls are collect calls paid by the called or billed party. Historically, such billed party’s ability to pay for collect calls has been tied to the economic conditions, and unemployment rates in particular, that exist in their community. Our exposure to bad debt risk increases as unemployment rises and the economy worsens. In other cases, the billed party may still be unable or unwilling to pay for the call.

We principally bill for our direct and solutions services through LECs and, in the case of a small portion of our services, through billing aggregators, which aggregate our charges with other service providers and bill through the applicable LEC. Our agreements with the LECs and the billing aggregators specify that the LECs get paid their portion of a bill prior to ours and we share the remaining risk of nonpayment with other non-LEC service providers. In certain circumstances, LECs are unable to trace the collect call to a proper billed number and the call is unbillable. We are also subject to the risks that the LEC decides not to charge for a call on the basis of billing or service error and that we may be unable to retain our current billing collection agreements with LECs, many of which are terminable at will. Should the Company lose the ability to bill via LEC billing agents, there is no assurance the Company will be able to maintain historical collection rates and this could materially impact the Company’s operations.

There is a significant lag time (averaging six to nine months) between the time a call is made and the time we learn that the billed party has failed to pay for a call and, in the interim period, we typically do not have visibility as to actual collection results. During this period, we may continue to extend credit to the billed party prior to terminating service and thus increase our exposure to bad debt. Additionally, because of the significant lag time, deteriorating trends in collection rates may not be immediately visible and bad debt may therefore increase prior to our ability to adjust our algorithms and reduce credit limits. We seek to minimize our bad debt expense by using multi-variable algorithms to adjust our credit policies and billing. We cannot be sure that our algorithms are accurate or will remain accurate as circumstances change. Moreover, to the extent we overcompensate for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are allowed to be made. To the extent our billing and bad debt management systems are less than effective or we are otherwise adversely affected by the foregoing factors, our financial position, results of operations and ability to make payments on the notes may be materially adversely affected.

We are dependent on third party vendors for our information and billing systems.

Sophisticated information and billing systems are vital to our ability to monitor and control costs, bill customers, process customer orders, provide customer service and achieve operating efficiencies. We currently rely on internal systems and third party vendors to provide all of our information and processing systems. Some of our billing, call processing, customer service and management information systems have been developed by third parties for us and may not perform as anticipated. In addition, our plans for developing and implementing our information and billing systems rely substantially on the delivery of products and services by third party vendors. Our right to use these systems is dependent upon license agreements with third party vendors. Some of these agreements are cancelable by the vendor, and the cancellation or nonrenewable nature of these agreements could impair our ability to process orders or bill our customers. Since we rely on third party vendors to provide some of these services, any switch in vendors could be costly and could affect operating efficiencies. Currently we bill 29.6% and 16.7% of our annual revenue through our top two third party vendors. No other vendor bills over 10% of our annual revenues.

A number of our customers individually account for a large percentage of our revenues, and therefore the loss of one or more of these customers could harm our business.

If we lose existing customers and do not replace them with new customers, our revenues will decrease and may not be sufficient to cover our costs. For the year ended December 31, 2006, Global Tel*Link accounted for approximately 10% of our total revenues and our top five customers accounted for approximately 24% of our total revenues. Global has been reducing the services we provide to them and we expect this trend to continue. If we lose one or more of these customers, if our telecommunications revenue decreases faster than we expect, or, if we cannot transition our subcontracts to prime contracts, our revenues will be adversely affected, which could harm our business.

Large industry participants, Verizon and AT&T, have recently departed the inmate telecommunications business. During 2005, Verizon and AT&T, and their successors, were our two largest telecommunications services customers and, AT&T, and its successor, was our largest solutions customer. These departures continued a recent trend of large, dominant telecommunications carriers exiting the direct inmate telecommunications business. As a result of this trend, we anticipate that the high revenue margins associated with our telecommunications services product line will continue to decline and that the master agreements we have in place with these RBOCs and IXCs will not be renewed upon expiration. Although we expect to seek to procure agreements to provide direct call provisioning services to those correctional facilities previously serviced by these large carriers, there can be no assurances that we will be able to obtain such contracts or that the up-front costs we may be required to absorb to obtain any such contracts will not be prohibitive. Any failure to obtain direct contracts with correctional facilities previously serviced by such carriers could have an adverse effect on our results of operations. During the period from January 12, 2004 to December 31, 2004, we recognized a non-cash impairment charge of $50.6 million as a result of these announcements and the anticipated continued reduction in our telecommunications services and solutions businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends.”

Our success depends on our ability to protect our proprietary technology and ensure that our systems are not infringing on the proprietary technology of other companies.

Our success depends to a significant degree on our protection of our proprietary technology, particularly in the areas of three-way call prevention, automated operators and call processing technology, bad debt management, revenue generation and ancillary products and services. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. Although we have taken steps to protect our proprietary technology, they may be inadequate. We rely on a combination of patent and copyright law and contractual restrictions to establish and protect our proprietary rights in our systems. However, existing trade secret, patent, copyright and trademark laws offer only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use trade secrets or other information we regard as proprietary.

We cannot assure you that a third party will not accuse us of infringement on their intellectual property rights. Any claim of infringement could cause us to incur substantial costs defending against that claim, even if the claim is not valid, and could distract our management from our business. A party making a claim also could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

We may not be able to adapt successfully to new technologies, to respond effectively to customer requirements or to provide new products and services.

The telecommunications industry, including inmate telecommunications, is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. Technological developments may reduce the competitiveness of our services and require unbudgeted upgrades, significant capital expenditures and the procurement of additional services that could be expensive and time consuming. To be competitive, we must develop and introduce product enhancements and new products. New products and new technology often render existing information services or technology infrastructure obsolete, excessively costly, or otherwise unmarketable. As a result, our success depends on our ability to create and integrate new technologies into our current products and services and to develop new products. If we fail to respond successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers or sell new services to our existing customers. The failure to adapt to new technologies could have a material adverse effect on our business, financial condition and results of operations.

The successful development of new services, which is an element of our business strategy, is uncertain and dependent on many factors, and we may not generate anticipated revenues from such services. In addition, as telecommunications networks are modernized and evolve from analog-based to digital-based systems, certain features offered by us may diminish in value. We cannot guarantee that we will have sufficient technical, managerial or financial resources to develop or acquire new technology or to introduce new services or products that would meet our customers’ needs in a timely manner.

Our business could be adversely affected if our products and services fail to perform or be performed properly.

Products as complex as ours may contain undetected errors or “bugs,” which could result in product failures or security breaches. Any failure of our systems could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Claims could be widespread, as in the case of class actions filed on behalf of inmates or the called parties of the inmates. Although we maintain general liability insurance, including coverage for errors and omissions, we cannot assure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The occurrence of product failures or security breaches could result in a loss of data to us or our customers, which could cause a loss of revenues and other financial risks, failure to achieve acceptance, diversion of development resources, injury to our reputation, damages to our efforts to build brand awareness or legal claims being brought against us, any of which could have a material adverse effect on our market share, operating results or financial condition.

System failures could cause delays or interruptions of service and security breaches, which could cause us to lose customers.

To be successful, we will need to continue to provide our customers with reliable service. Some of the events that could adversely affect our ability to deliver reliable service include:

•	physical damage to our network operations centers;
•	disruptions beyond our control;
•	breaches of our security systems;
•	power surges or outages; and
•	software defects.

System failures or security breaches may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur unexpected expenses, as well as increase our exposure to claims for damages for contractual outage payments.

We are dependent on the telecommunications industry, which subjects our business to risks affecting the telecommunications industry generally.

Although we focus on the inmate telecommunications industry, our business is directly affected by risks facing the telecommunications industry in general. The telecommunications industry has been, and we believe it will continue to be, characterized by several trends, including the following:

•

substantial regulatory change due to the passage and implementation of the Telecommunications Act, which included changes designed to stimulate competition for both local and long distance telecommunications services;

•	rapid development and introduction of new technologies and services;
•	increased competition within established markets from current and new market entrants that may provide competing or alternative services;
•	the increase in mergers and strategic alliances that allow one telecommunications provider to offer increased services or access to wider geographic markets; and
•	continued changes in the laws and regulations affecting rates for collect and prepaid calls.

The market for telecommunications services is highly competitive. Our ability to compete successfully in our markets will depend on several factors, including the following:

•	how well we market our existing services and develop new technologies;
•	the quality and reliability of our network and service;
•

our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including a changing regulatory environment that may affect us differently from our competitors, pricing strategies and the introduction of new competitive services by our competitors, changes in consumer preferences, demographic trends and economic conditions; and

•	our ability to successfully defend any claims against us.

Competition could intensify as a result of new competitors and the development of new technologies, products and services. Some or all of these risks may cause us to have to spend significantly more in capital expenditures than we currently anticipate in order to keep existing, and attract new, customers.

Many of our competitors, such as RBOCs, LECs and IXCs such as AT&T, MCI and Embarq, have brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, due to consolidation and strategic alliances within the telecommunications industry, we cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions. Increased competition from existing and new entities could lead to higher commissions paid to corrections facilities, loss of customers, reduced operating margins or loss of market share.

Some of our customers are governmental entities that require us to adhere to certain policies that may limit our ability to attract and retain customers.

Our customers include U.S. federal, state and local governmental entities responsible for the administration and operation of correctional facilities. We are subject, therefore, to the administrative policies and procedures employed by, and the regulations that govern the activities of, these governmental entities, including policies, procedures, and regulations concerning the procurement and retention of contract rights and the provision of services. Our operations may be adversely affected by the policies and procedures employed by, or the regulations that govern the activities of, these governmental entities and we may be limited in our ability to secure additional customer contracts, renew, retain and enforce existing customer contracts, and consummate acquisitions as a result of such policies, procedures and regulations.

Our equity investors’ interests may differ from our noteholders’ interests.

Circumstances may arise in which the interests of our equity investors could be in conflict with interests of our noteholders. In particular, our equity investors may have an interest in pursuing certain strategies or transactions that, in their judgment, enhance the value of their investment in us even though these strategies or transactions may involve risks to the noteholders. Further, conflicts of interest may arise between our noteholders and our equity investors when we are faced with decisions that could have different implications for our noteholders and our equity investors, including financial budgets, potential competition, the issuance and disposition of securities, the payment of distributions by us, regulatory and legal positions and other matters. Because our equity investors control us, these conflicts may be resolved in a manner adverse to, or that imposes more risks on our noteholders.

In addition, conflicts of interest may arise between us and one or more of our equity investors when we are faced with decisions that could have different implications for us and our equity investors. For example, our equity investors and their affiliates are permitted to compete with us. Because our equity investors control us, conflicts of interest arising due to competition between us and an equity investor could be resolved in a manner adverse to us. It is possible that there will be situations where our equity investors’ interests are in conflict with our interests, and our equity investors, acting through the board of directors or through our executive officers, could resolve these conflicts in a manner adverse to us.

Our success depends on our ability to attract and retain qualified management and other personnel.

We are dependent on the efforts of our officers and other senior management personnel. We believe that it would be difficult to replace the expertise and experience of our senior management. Accordingly, the loss of the services of one or more of these individuals could have a material adverse effect on us and our ability to implement our strategies and to achieve our goals. In addition, our failure to attract and retain additional management to support our business strategy could also have a material adverse effect on us. See “Management.”

Our management information, internal controls and financial reporting systems may need further enhancements and development to comply with the requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002 and the costs of compliance may strain our resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2007. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, and civil or criminal penalties. Any inability to provide reliable financial reports could harm our business. For the year ended December 31, 2008, section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management's evaluation of our system of internal controls to provide the basis for this report. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

Regulatory Risks

The FCC is currently reviewing challenges and alternatives to the exclusive-provider system that, if implemented, could have an adverse effect on our business.

Most correctional facilities grant exclusive contracts to a single provider of inmate telecommunications services. The FCC has opened several rulemaking proceedings that put into question whether the current regulatory regime applicable to the provision of inmate telecommunications services is responsive to the needs of correctional facilities, inmate telecommunications service providers, the inmates and their families. Parties participating in these proceedings generally include prison inmates and their families, parties receiving calls from inmates, several national inmate advocacy organizations such as Citizens United for the Rehabilitation of Errants and providers of inmate telecommunications services. In general, the position of those challenging the current regulatory regime is that inmate telecommunications service rates are excessive due to lack of competitive market forces and that the FCC should make the exclusive service arrangements unlawful, permit open access by multiple inmate telecommunications service providers, establish rate caps, prohibit commissions to correctional facilities and mandate the offering by inmate telecommunications service providers of debit (prepaid) card alternatives to collect calling. Such a regime would require a new and complex set of federal regulations that, if adopted, could immediately reduce our revenues derived from existing contracts and could lead to increased costs associated with regulatory compliance. Moreover, if implementation of these regulations leads to technological or structural changes in the industry, it could render our technology obsolete, diminish the value of our intellectual property and our customer relationships and lead to a reduction of volume and profitability of calls originating from correctional facilities.

We operate in a highly regulated industry, and are subject to restrictions in the manner in which we conduct our business and a variety of claims relating to such regulation.

Our operations are subject to federal regulation, and we must comply with the Communications Act of 1934, as amended, and FCC regulations promulgated thereunder. We are also subject to the applicable laws and regulations of various states and other state agencies, including regulation by public utility commissions. Federal laws and FCC regulations generally apply to interstate telecommunications (including international telecommunications that originate or terminate in the United States), while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state. Generally, we must obtain and maintain prior authorization from, or register with, regulatory bodies in most states where we offer intrastate services and must obtain or submit prior regulatory approval of rates, terms and conditions for our intrastate services in most of these jurisdictions. We are also in some cases required, along with other telecommunications providers, to contribute to federal and state funds established for universal service, number portability, payphone compensation and related purposes. Laws and regulations in this industry such as those identified above, and others including those regulating call recording and call rate announcements, and billing, collection, customer collection management, and solicitation practices are all highly complex and burdensome, making it difficult to always be in complete compliance. The degree of difficulty is sometimes exacerbated by technology issues. Although we actively seek to comply with all laws and regulations and to remedy all areas in which we become aware of our non-compliance, we have not always been, and are not currently, in full compliance with all regulations applicable to us. Once our non-compliance is remedied, we may not always remain in compliance with all applicable requirements in the future. Failure to comply with these requirements can result in potentially significant fines, penalties, regulatory sanctions and claims for substantial damages. Claims may be widespread, as in the case of class actions commenced on behalf of inmates or the called parties of inmates. Significant fines, penalties, regulatory sanctions and damage claims could be material to our business, operating results and financial condition. Additionally, regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. Future regulatory, judicial or legislative activities may have an adverse effect on our operations or financial condition, and domestic or international regulators or third parties may raise material issues with regard to our compliance or non-compliance with applicable regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located in, and a portion of our operations are conducted from, leased premises located at 14651 Dallas Parkway, Suite 600, Dallas, Texas 75254-8815. We also lease additional regional facilities from which we conduct our operations located in Selma, Alabama; Bedford, Massachusetts; Raleigh, North Carolina; Irving and San Antonio, Texas; Foxboro, Massachusetts; Springfield, Illinois; and Camp Hill, Pennsylvania. We use our Selma office as a customer service center and the other additional facilities as regional sales offices. We believe that our facilities are suitable and the space contained by them adequate for their respective operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time we have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

From time to time, inmate telecommunications providers, including our Company, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. The plaintiffs in such judicial proceedings, including the Condes litigation described below, often seek class action certification on behalf of inmates and those who receive inmate calls against all named inmate telecommunications providers. We are also on occasion the subject of regulatory complaints regarding our compliance with various matters including tariffing, access charges and payphone compensation requirements and rate disclosure issues.

Currently, T-Netix and Evercom await final dismissal from a lawsuit in the Superior Court for the State of California in and for the County of Alameda, captioned Condes v. Evercom Systems, Inc. In Condes, T-Netix and Evercom, along with other inmate telecommunications providers, were named in this suit, in which the plaintiffs had alleged that they were incorrectly charged for collect calls from a number of correctional facilities as a result of systematic defects in the inmate calling platforms of all the telecommunications provider defendants. Evercom and T-Netix executed a settlement agreement of this case with plaintiffs in December 2005, and the Court granted final approval to this settlement in 2006. Neither Evercom nor T-Netix admitted any wrongdoing and have vigorously denied each and every allegation in the case.

In the case captioned Sandra Judd, et al. v. AT&T, et al., initially brought in King County Superior Court in Seattle, T-Netix and several other telecommunication companies were sued on allegations of failure to comply with the audible, pre-connect disclosure of inmate call rates as required by Washington statutes and regulations. T-Netix and AT&T, the remaining defendants, obtained summary judgment in their favor in September, 2006, but that ruling was overturned by the Court of Appeals. T-Netix’s Petition for Review by the Washington State Supreme Court is pending. We cannot predict the outcome of this appeal at this time.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX, Inc. (“T-NETIX”), captioned Value-Added Communications, Inc. (Plaintiff and Counter-Defendant) v. T-NETIX, Inc. (Defendant and Counter-Plaintiff) relating to a Patent License Agreement between VAC and T-NETIX (the “Agreement”) entered into in October 1996, wherein T-NETIX licensed specific patents to VAC. T-NETIX terminated the Agreement in 2003. VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the Agreement, revival of the Agreement, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s failure to assign certain improvements in technology that VAC has developed since 1996. On March 6, 2007, the Dallas District Court presiding over the lawsuit signed an interlocutory summary judgment order in T-NETIX’s favor finding, among other things, that VAC is not entitled to any of T-NETIX’s technology other than the originally licensed patents and that VAC is required to automatically assign any improvements or additions it makes to the original technology to T-NETIX, with VAC maintaining the right to continue using improvements or additions it makes. The Court also found that neither party is entitled to an award of attorneys’ fees from the other for claims relating to the issues resolved in the March 6, 2007, order. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to reinstate the Agreement on grounds unrelated to the March 6, 2007, order. No trial date has been set for the issues that remain in the case. No evaluation of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

In May 2005, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including Evercom, Inc., Evercom Systems, Inc., Evercom Holdings, Inc., T-NETIX, Inc., T-NETIX Telecommunications Service, Inc., and TZ Holdings, Inc. (referred to collectively as “Evercom”) captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v. Phillips & Brooks/Gladwin, Inc., et al. In TIP Systems, the Evercom Defendants, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning "cord-free" or "hands-free" inmate phone technology. This lawsuit against the Evercom Defendants was dismissed on March 1, 2007, when the Evercom Defendant’s motion for summary judgment was granted on the issue of non-infringement. The time for an appeal has not yet elapsed. Additionally, the TIP Systems entities have filed a lawsuit captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v. SBC Operations, Inc., et. al., which was also filed in the Southern District of Texas. Securus Technologies, Inc. is a named party to the suit, which alleges substantially similar allegations concerning patent infringement claims for "cord-free" or "hands-free" inmate phone technology.  Securus Technologies denies any wrongdoing and will vigorously defend each and every allegation in the case.

In April 2005, T-NETIX, Inc. filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement in the case styled T-NETIX, Inc v. Value-Added Communications, Inc v. Securus Technologies, Inc. VAC filed an answer and a counterclaim in this matter, adding Securus Technologies as a party. VAC seeks declaratory judgments as to non-infringement and invalidity. Discovery is on-going at this time. Trial in this matter is set for June 2007. No evaluation of the likelihood of any outcome can be made at this time.

In November 2005, Securus Technologies, Inc. filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of various Company affiliates, captioned Securus Technologies, Inc. v. David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, and AGM Telecom Corporation, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, for disparagement, defamation, and tortious interference. Defendants have also moved to stay the case and have requested the court compel arbitration of the matter and several evidentiary hearings were held on the motion, with the final hearing concluding on February 9, 2007. On March 12, 2007, the court issued an oral ruling granting the motion. The parties are in the process of negotiating the wording of the order reflecting the court’s ruling. The Company is in the process of evaluating its legal options in light of the ruling, including appeal or the institution of an arbitration proceeding. The Company denies any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by defendants. No evaluation of the likelihood of any outcome can be made at this time.

In February 2006, Evercom and T-Netix were named in a putative class action in Florida federal court captioned Kirsten Salb v. Evercom Systems, Inc., et al.  Evercom and its wholly owned billing agent are alleged to have violated the Florida Deceptive and Unfair Trade Practices Act and other common law duties because of the alleged incorrect termination of inmate telephone calls.  Plaintiff seeks restitution and compensatory damages on behalf of a class of persons who receive inmate calls from Florida correctional sites that are served by Evercom or T-Netix platforms.  Evercom has moved for summary judgment on all claims, and we await the Court’s decision. T-Netix has moved for complete dismissal of all claims, and we await the Court’s decision.   No class has been certified yet. We cannot predict the scope of liability or the outcome of the case at this time.

In October 2006, T-NETIX, Inc. and Evercom Systems, Inc., filed suit in the U.S. Federal District Court for the Eastern District of Texas against (i) Global Tel*Link Corporation; (ii) AGM Telecom Corporation; (iii) Inmate Calling Solutions, Inc.; (iv) Encartele, Inc.; (v) TIP Systems, LLC and TIP Systems Holding Company, Inc.; and (vi) FSH Communications, LLC. for patent infringement of several patents related to the inmate correctional services and telecommunications industry by each such defendant. This case is in its early stages and we cannot predict the outcome at this time.

Finally, the FCC has asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls.  This proceeding could have a significant impact on the rates that Evercom, T-Netix and other companies in the inmate telecom business may charge.  Although similar proposals have been pending before the FCC for more than three years without action by the agency, this newest proceeding is nonetheless in its early stages, and the outcome cannot be predicted at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.  Our common stock is not registered and there is currently no established public trading market for our issued and outstanding equity securities.

Holders of Record.  As of March 1, 2007, the Company had 11 holders of its Common stock and 10 holders of its Class B Common stock.

Dividends.  We have never declared or paid any cash dividends on our common stock.  We currently intend to retain earnings, if any, to support our business strategy and do not anticipate paying cash dividends in the foreseeable future.  Payment of future dividends, if any, will be at the sole discretion of our board of directors after taking into account various factors, including restrictions on our ability to pay dividends, our financial condition, operating results, capital requirements and any plans for expansion.  The credit agreement governing our second-priority senior secured notes and the note purchase agreement governing our senior subordinated notes contain certain negative covenants that restrict our ability to declare dividends. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Debt and Other Obligations.”

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of Securities
	Number of		remaining available
	securities		for future issuance
	to be issued	Weighted-average	under equity
	upon exercise	exercise price	compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants	options, warrants	reflected in
Plan category	and rights (1)(2)	and rights	column (a)
Equity compensation plans approved by security holders	65,651	$0.01	-
Equity compensation plans not approved by security holders (1)	-	-	-
Total	65,651	$0.01	-

(1)   Our only equity compensation plan is our 2004 restricted stock plan which has been approved by shareholders. There are 65,000 shares authorized under the plan. During the fourth quarter of 2006, we issued 12,154 shares of Class B Common Stock pursuant to our 2004 Restricted Stock Purchase Plan, which resulted in us issuing 651 more shares of Class B Common Stock than were authorized by the plan and our certificate of incorporation. On March 15, 2007, our stockholders approved an increase in the number of shares of Class B Common Stock authorized by the plan and our certificate of incorporation to 75,000 and ratified all prior issuances under the plan. The stockholders’ consent, the 2004 Restricted Stock Purchase Plan and the amendment to our certificate of incorporation are filed as exhibits to this report.

(2)	Includes 65,651 shares of restricted stock issued under the 2004 restricted stock plan.

Unregistered Sales of Equity Securities. During the year ended December 31, 2006, the Company sold 12,154 restricted shares of Class B Common stock (“restricted stock”) at a purchase price of $0.01 per share pursuant to the 2004 Restricted Stock Plan to certain members of management.  The shares are subject to certain contractual limitations, including provisions regarding forfeiture and disposition, as provided in management’s respective Restricted Stock Purchase Agreements and the 2004 Restricted Stock Plan. The restricted period ends upon the occurrence of certain events or the lapse of time.  The sale of the restricted stock was made pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering, and regulations promulgated thereunder.

ITEM 6. SELECTED FINANCIAL INFORMATION AND OTHER DATA

The following selected consolidated historical financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-K. Our predecessor company for the period from January 1, 2002 to March 2, 2004 was T-Netix (the “Predecessor”). We completed the acquisition of Evercom Holdings, Inc. (“Evercom”), the issuance of our second-priority senior secured notes and the closing of our working capital facility, our senior subordinated debt and warrant financing (the “Transactions”) as of September 9, 2004, and as a result of adjustments to the carrying value of assets and liabilities resulting from the Transactions, the financial position and results of operations for the period subsequent to the Transactions may not be comparable to those of the Predecessor. The selected historical financial and other data set forth below for, and as of the end of, the fiscal years ended December 31, 2002 and December 31, 2003 have been derived from the audited consolidated financial statements of the Predecessor. The selected historical consolidated financial and other data presented below for, and as of, the periods January 1, 2004 to March 2, 2004 and January 12, 2004 through December 31, 2004 and for, and as of the fiscal years ended December 31, 2005 and December 31, 2006 have been derived from our audited consolidated financial statements for the year ended December 31, 2005, and for, and as of the fiscal year ended December 31, 2006.

	Predecessor			Successor
				Period from
			Period from	January 12,
	For the Year		January 1,	(Inception)	For the Year
	Ended		2004 to	2004 to	Ended
	December 31,		March 2,	December 31,	December 31,
	2002	2003	2004(1)	2004(2)	2005	2006

Consolidated Statements of Operations Data:
Operating revenues	$119.8	$117.2	$17.4	$173.4	$377.2	$400.6
Costs of revenues	72.7	75.7	11.4	130.9	289.0	308.8
Selling, general and administrative	26.4	26.3	3.6	27.5	48.3	52.3
Depreciation and amortization	12.1	11.9	1.6	13.2	23.9	30.3
Non-cash impairment of assets	1.1	0.7	0.3	50.6	-	-
Other operating expenses(3)	-	(0.4)	5.3	5.6	0.7	0.1
Income (loss) from operations	7.5	3.0	(4.8)	(54.4)	15.3	9.1
Other Income (Expense):
Patent litigation settlement, net of expenses(4)	(2.1)	9.9	-	-	-	-
Transaction expenses and other charges(5)	-	-	(5.4)	(1.0)	-	-
Interest and other expenses, net	(2.8)	(3.7)	(2.2)	(14.0)	(26.6)	(27.8)
Income (loss) from continuing operations before income taxes	2.6	9.2	(12.4)	(69.4)	(11.3)	(18.7)
Income tax expense (benefit)	0.2	2.7	(2.6)	(12.7)	(2.2)	1.4
Net income (loss) from continuing operations	$2.4	$6.5	$(9.8)	$(56.7)	$(9.1)	$(20.1)
Loss from discontinued operations	(0.6)	-	-	-	-	-
(Impairment)/gain on sale of assets of discontinued operations	0.3	-	-	-	-	-
Net income (loss) applicable to common stockholders	$2.1	$6.5	$(9.8)	$(56.7)	$(9.1)	$(20.1)
Other Financial Data:
Total direct provisioning revenues	$48.8	$56.7	$9.6	$120.9	$303.2	$340.4
Total solutions services revenues	-	-	-	18.5	47.4	45.7
Total telecommunications services revenues	57.5	50.6	7.6	30.3	25.3	13.4
Total equipment sales and other revenues	13.5	9.9	0.2	3.7	1.3	1.1
Other Data:
Ratio of earnings to fixed charges	1.6	2.9	-	-	-	-
Deficiency of earnings to fixed charges	-	-	9.8	56.7	9.1	20.1
Consolidated Cash Flow Data:
Cash flows from operating activities	$13.5	$26.8	$(3.8)	$(1.8)	$29.8	$19.1
Cash flows from investing activities	(6.4)	(6.8)	(0.6)	(213.1)	(26.3)	(27.1)
Cash flows from financing activities	(1.6)	(3.7)	(0.9)	216.7	(2.8)	6.0
Capital expenditures	5.9	6.5	0.6	12.4	26.3	27.2
Balance Sheet Data (end of period):
Cash and cash equivalents and restricted cash	$6.6	$22.9	$17.6	$3.2	$4.0	$2.0
Total current assets	31.3	40.0	45.7	78.1	80.7	76.4
Net property and equipment	25.3	21.5	20.0	36.2	43.9	46.4
Total assets	66.7	68.9	74.7	272.1	266.9	259.6
Total long-term debt (including current portion)	22.8	19.2	18.3	189.9	198.0	210.6
Stockholders’ equity (deficit)	$27.1	$35.2	$25.4	$(22.8)	$(31.9)	$(51.9)

(1)   This column presents the data for T-Netix (Predecessor) for the 62-day period from January 1, 2004 to March 2, 2004, prior to our acquisition of T-Netix on March 3, 2004.

(2)   This column does not include information for T-Netix (Predecessor) for the period from January 1, 2004 to March 2, 2004 prior to our acquisition of T-Netix on March 3, 2004, or information for Evercom for the period from January 1, 2004 to September 8, 2004, prior to our acquisition of Evercom on September 9, 2004.

(3)	Gain on sale of assets, compensation expense on employee options, severance payments and loss on debt extinguishment.
(4)	Reflects income from a one-time litigation settlement, net of legal expenses.

(5)   Represents one-time transaction expenses related to Securus’ purchase of T-Netix on March 3, 2004, and Securus’ purchase of Evercom on September 9, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with our historical consolidated financial statements and related notes, our audited consolidated financial data and related notes and other financial information included elsewhere in this Form 10-K.

Overview

We are the largest independent provider of inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities such as juvenile detention centers, private jails and halfway houses in the United States and Canada. As of December 31, 2006, we provided service to approximately 2,900 correctional facilities.

Our business consists of installing, operating, servicing and maintaining sophisticated call processing systems in correctional facilities and providing related services. We typically enter into multi-year agreements (generally three to five years) directly with the correctional facilities in which we serve as the exclusive provider of telecommunications services to inmates. In exchange for the exclusive service rights, we pay a negotiated commission to the correctional facility based upon revenues generated by actual inmate telephone use. In addition, on larger contracts we typically have partnered with regional bell operating companies, or RBOCs, local exchange carriers, or LECs, and interexchange carriers, or IXCs as well as independent telecommunications companies, for which we provide our equipment and, as needed, back office support, including validation, billing and collections services, and charge a fee for such services. Based on the particular needs of the corrections industry and the requirements of the individual correctional facility, we also sell platforms and specialized equipment and services such as law enforcement management systems, call activity reporting and call blocking.

Our business is conducted primarily through our two principal subsidiaries: T-Netix, which we acquired in March 2004, and Evercom, which we acquired in September 2004.

Revenues

We derived approximately 80% and 85% of our revenues for the years ended December 31, 2005 and 2006, respectively, from our direct operation of inmate telecommunication systems and the provision of related services located in correctional facilities in 48 states and the District of Columbia. We enter into multi-year agreements under direct, or “prime” contracts with the correctional facilities, pursuant to which we serve as the exclusive provider of telecommunications services to inmates within each facility. In exchange for the exclusive service rights, we pay a commission to the correctional facility based upon inmate telephone use. Our commission rates averaged approximately 43% and 44% of direct call provisioning revenues for the years ended December 31, 2005 and 2006, respectively. We install and generally retain ownership of the telephones and the associated equipment and provide additional services tailored to the specialized needs of the corrections industry and to the requirements of each individual correctional facility, such as call activity recording and call blocking. In our direct call provisioning business, we earn the full retail value of the call and pay corresponding line charges and commissions. As a result, our direct call provisioning business gross profit dollars are higher, but our gross profit margin is lower, than in our telecommunications and solutions services businesses.

We derived approximately 7% and 3% of our revenues for the years ended December 31, 2005 and 2006, respectively, by providing telecommunication services to RBOCs, LECs, IXCs, and independent telecommunications companies, our service partners, typically through subcontracts in connection with our service partners’ separate contracts with larger correctional institutions. In such instances, we provide equipment, security enhanced call processing, call validation, and service and support through the telecommunications provider, rather than directly to the facility. Although our revenues for services to telecommunications service providers are lower than in our direct call provisioning business, where we provide the service to the facility directly and receive the retail value of the call, we do not incur all the additional capital costs related to these larger contracts that typically require up-front or guaranteed commission payments. Our gross margin percentage for providing telecommunications services is higher than the margin for our direct call provisioning business because we do not incur commissions, transport costs or risk of collection.

We also offer our solutions services, as described below, and the sale of equipment to RBOCs, LECs, IXCs and independent telecommunications companies as customers, to support their telecommunication contracts with correctional facilities. We derived approximately 13% and 12% of our revenues for the years ended December 31, 2005 and 2006, respectively, from our solutions business. The solutions business consists of providing validation, uncollectible account management and billing services. In this business, accounts receivable generated from calls placed by inmates in correctional facilities are typically purchased from the third party inmate telecommunication providers and we accept responsibility for call validation, uncollectible accounts, and billing and collections costs, with no recourse to the RBOC, LEC, IXC or independent customer. However, all purchased receivables must be processed and validated through our risk management system prior to allowing the call to be completed and also must be billed through our proprietary billing systems. Revenues from our solutions services equal the difference between the face value of the receivables purchased and the amount we pay the RBOC, LEC, IXC or independent customers for the discounted accounts receivable. Because revenues associated with our solutions business represent only a percentage of the face value of the receivables purchased, the associated billing and collection fees and uncollectible account expense represent a much higher percentage of revenues as compared to our direct call provisioning business. In the solutions business, we do not bear any of the costs of facility commissions, equipment, line charges or direct sales charges, but bear the risk of unbillable and uncollectible accounts receivable.

We also sell equipment, typically consisting of our inmate calling system and digital recording systems, to a limited number of telecommunication services providers and some direct facilities.

In our direct call provisioning business and solutions services, we accumulate call activity data from our various installations and bill our revenues related to this call activity primarily through direct billing agreements with LEC billing agents, or in some cases through billing aggregators. We also receive payment on a prepaid basis for a significant portion of our services and record deferred revenue until the prepaid balances are used. In each case we recognize revenue when the calls are completed and we accrue the related telecommunication costs for validating, transmitting, billing and collection, bad debt, and line and long-distance charges, along with commissions payable to the facilities. In our telecommunications services business, our service partner bills the called party and we either share the revenues with our service partner or receive a prescribed fee for each call completed. We also charge fees for additional services such as customer support and advanced validation.

Cost of Services

Our principal cost of service for our direct call provisioning business consists of commissions paid to correctional facilities which are typically expressed as a percentage of either gross or net direct call provisioning revenues and are typically fixed for the term of the agreements with the facilities; bad debt expense, consisting of unbillable and uncollectible accounts and billing charges; telecommunication costs such as telephone line access, long distance and other charges, field operations and maintenance costs, which consist primarily of field service on our installed base of inmate telephones; and selling, general, and administrative costs. We pay monthly line and usage charges to RBOCs and other LECs for interconnection to the local network for local calls, which are computed on a flat monthly charge plus, for certain LECs, a per message or per minute usage rate based on the time and duration of the call. We also pay fees to RBOCs and other LECs and long distance carriers based on usage for long distance calls. Third-party billing charges consist of payments to LECs and other billing service providers for billing and collecting revenues from called parties. Customer service costs represent either in-house or contracted customer service representatives who handle questions and concerns and take payments from billed parties.

Cost of service associated with telecommunication services consists primarily of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs and inmate calling systems repair and maintenance expenses. Cost of service associated with telecommunication services also includes costs associated with call validation procedures (primarily network expenses and database access charges).

Cost of service associated with the solutions business generally includes billing and collection and the risk of unbillable and uncollectible accounts receivable.

Facility Commissions. In our direct call provisioning business, we pay a facility commission typically based on a percentage of our billed revenues from such facility. Commissions are set at the beginning of each facility contract. Commission rates are one of the primary bases of competition for obtaining and retaining facility contracts.

Bad Debt. We account for bad debt as a cost of providing telecommunications in our direct call provisioning and solutions business lines. We accrue the related telecommunications cost charges along with an allowance for unbillable and uncollectible calls, based on historical experience. Charges for inmate telephone calls on a collect basis are considered unbillable, in cases when there is no billing address for the telephone number called, or uncollectible, when the billed party is unable or unwilling to pay for the call. We use a proprietary, specialized billing and bad-debt management system to integrate our billing with our call blocking, validation, and customer inquiry procedures. We seek to manage our higher risk revenues by proactively requiring certain billed parties to prepay collect calls or be directly billed by us. This system utilizes multi-variable algorithms to minimize bad debt expense by adjusting our credit policies and billing. For example, when unemployment rates are high, we may decrease credit to less creditworthy-billed parties or require them to purchase prepaid calling time in order to receive inmate calls. This system, combined with the direct billing to LECs, has enabled us to realize what we believe to be industry-low bad debt margins. Bad debt tends to rise as the economy worsens, and is subject to numerous factors, some of which may not be known. To the extent our bad debt management system overcompensates for bad debt exposure by limiting credit to billed parties, our revenues and profitability may decline as fewer calls are permitted to be made.

Field Operations and Maintenance Costs. Field operations and maintenance costs consist of service administration costs for correctional facilities, including salaried and related personnel expenses, and inmate calling systems (including related equipment) repair and maintenance. The costs of providing services primarily consist of service administration costs for correctional facilities, including salaries and related personnel expenses, communication costs, and inmate calling systems repair and maintenance expenses.

SG&A. SG&A expenses consist of corporate overhead and selling expenses, including accounting, marketing, legal, regulatory, and research and development costs.

Industry Trends

We provide our products and services to telecommunications and solutions service providers such as Global Tel*Link, AT&T (formerly SBC), FSH Communications and Embarq (formerly Sprint), among other call providers. For the year ended December 31, 2006, 3% and 12%, respectively, of our total revenues were generated from contracts with telecommunications and solutions service providers. The following table lists our largest telecommunications and solutions service provider contracts for the year ended December 31, 2006.

	Approximate % of	Approximate % of Total	Contract
	Total Solutions	Telecommunications	Expiration
Customer	Services Revenue	Services Revenue	Date(2)
Global Tel*Link(1)	77%	33%	March 1, 2008
Embarq (formerly Sprint)	20%	6%	Month-to-Month
AT&T (formerly SBC)(3)	-	30%	May 1, 2009
FSH Communications	-	23%	Month-to-Month
(1)	AT&T sold its inmate telecommunications business to Global Tel*Link in 2005.

(2)   Represents expiration dates for master customer contracts. Below the master customer contracts, subcontracts govern site-specific contract durations, which are typically consistent with the terms of our partners’ prime contracts with the underlying correctional facilities. In some cases, our subcontracts with such customers may extend beyond the term of the related master contract, in which case our agreements with these customers generally extend through the term of the subcontract.

(3)	SBC changed its name to AT&T.

In the first quarter of 2005 large industry participants Verizon and the former AT&T communicated plans to exit the inmate telecommunications business. During 2004, Verizon and the former AT&T were our two largest telecommunications services customers and the former AT&T was our largest solutions customer. These communications by Verizon and AT&T continued a recent trend of large dominant telecommunications carriers exiting the direct inmate telecommunications business. Both Verizon and AT&T subsequently sold their inmate telecommunications businesses to our competitors in 2005. As a result of this trend and the Verizon and AT&T sales, we anticipate that our revenue and profits associated with these product lines will continue to decline.

We anticipate that our revenues and profits associated with our customer, Global Tel*Link, will continue to decline and that agreements we have in place with them will not be renewed upon expiration. Global Tel*Link has begun eliminating our services and we believe it is reasonable to expect that they will continue to do so over time as underlying contracts come to term. We therefore expect our solutions and telecommunications services businesses with Global Tel*Link to decline to zero over the next several years. Contractually, our solutions and telecommunications services customers can replace our services as their underlying phone contracts with correctional facilities expire.

Notwithstanding the foregoing developments and the anticipated declining revenue stream associated with our solutions and telecommunication services product lines, we believe that the departure of large industry participants such as Verizon and the former AT&T from the direct call provisioning business may present significant opportunities for us and other independent providers in the future. Specifically, we believe we are well positioned to procure agreements to provide direct call provisioning services to those corrections facilities previously serviced by Verizon and AT&T because we have been providing some inmate capabilities to those facilities on a sub-contractor basis. However, we anticipate that contracts to service the facilities will likely be subject to competitive bidding. Moreover, if we seek to secure inmate telecommunications contracts with larger county and state departments of corrections, we may be required to provide multi-million dollar up front payments, surety bonds or guaranteed commissions, as well as incur the cost of equipment and similar costs. Although we have typically incurred equipment and similar costs in connection with providing telecommunication and solution services, we have not incurred the high capital costs related to these larger contracts, which have historically been absorbed by our RBOC and IXC partners. Given the large up-front costs associated with the procurement of larger county and state departments of corrections inmate telecommunication contracts, we will be required, on a case-by-case basis, to weigh the sufficiency of benefits of bidding on such contracts given the large up-front payment requirements and the anticipated lower gross margins we will generate on such agreements.

The following table sets forth, for the years ended 2004, 2005 and 2006, respectively, the results of operations of Securus (in thousands).

	2004(1)		2005		2006
Revenues
Direct call provisioning	$120,868	70%	$303,174	80%	$340,420	85%
Solutions services	18,466	11	47,398	13	45,702	12
Telecommunications services	30,341	17	25,313	7	13,365	3
Equipment sales and other	3,701	2	1,321	-	1,113	-
Total revenues	173,376	100	377,206	100	400,600	100
Expenses
Operating costs	130,883	75	288,985	77	308,802	77
Selling, general and administrative	27,515	15	48,329	13	52,274	13
Compensation expense on restricted stock	-	-	125	-	113	-
Non-cash impairment of telecommunications assets	50,585	29	-	-	-	-
Gain on sale of assets	(274)	-	(4)	-	-	-
Employee severance	3,127	2	633	-	-	-
Loss on debt extinguishment	2,802	2	-	-	-	-
Depreciation and amortization	13,157	8	23,856	6	30,258	8
Operating income (loss)	(54,419)	(31)	15,282	4	9,153	2
Interest and other expenses, net	14,001	8	26,608	7	27,811	7
Transaction fees and expenses	987	1	-	-	-	-
Loss from continuing operations before income taxes	(69,407)	(40)	(11,326)	(3)	(18,658)	(5)
Income tax expense (benefit)	(12,659)	(7)	(2,174)	(1)	1,461	-
Net loss applicable to common stockholders	$(56,748)	(33)%	$(9,152)	(2)%	$(20,119)	(5)%

(1)   This column presents the data for Securus for the 355-day period from January 12, 2004 (inception) to December 31, 2004. This column does not include information for T-Netix (Predecessor) for the period January 1, 2004 to March 2, 2004, prior to our acquisition of T-Netix on March 3, 2004 or information for Evercom for the period January 1, 2004 to September 8, 2004, prior to our acquisition of Evercom on September 9, 2004.

Variances in the results of operations for Securus (in thousands) are as follows:

	Total Variance		Total Variance
	Between the		Between the
	Years Ended		Years Ended
	December 31,	%	December 31,	%
	2004 and 2005	Change	2005 and 2006	Change
Revenues
Direct call provisioning	$182,306	150.8	$37,246	12.3
Solutions services	28,932	156.7	(1,696)	(3.6)
Telecommunications services	(5,028)	(16.6)	(11,948)	(47.2)
Equipment sales and other	(2,380)	(64.3)	(208)	(15.7)
Total revenue	203,830	117.6	23,394	6.2
Total cost of service	158,102	120.8	19,817	6.9
Selling, general and administrative	20,814	75.6	3,945	8.2
Stock-based compensation	125	-	(12)	(9.6)
Non-cash impairment of telecommunications assets	(50,585)	(100.0)	-	-
Employee severance	(2,494)	(79.8)	(633)	(100.0)
Loss on debt extinguishment	(2,802)	(100.0)	-	-
Depreciation and amortization	10,699	81.3	6,402	26.8
Other Expense	270	(98.5)	4	(100.0)
Total operating costs and expenses	134,129	58.9	29,523	8.2
Operating income	$69,701	128.1	$(6,129)	(40.1)

Results of Operations for the Year Ended December 31, 2006 Compared to December 31, 2005

The corrections industry, which includes the inmate calling market, is and can be expected to remain highly competitive. We compete directly with numerous other suppliers of inmate call processing systems and other corrections related products (including our own telecommunications and solutions service provider customers) that market their products to our same customer base.

Revenues Compared to the year ended December 31, 2005, consolidated revenues increased for the year ended December 31, 2006 by $23.4 million, or 6.2%, to $400.6 million. The primary components of the increase in revenues are discussed below:

•	Direct call provisioning revenues increased $37.2 million, or 12.3%, to $340.4 million primarily due to

-   New prime business contracts won from competitors, net of accounts not renewed, of approximately $24.9 million; and

-   New prime business with the State of Pennsylvania of $10.2 million; We began serving the State of Pennsylvania on an interim basis in late April 2006 as a result of Verizon’s desire to exit their existing contract. We expect to continue providing service on an interim basis through the first half of 2007. Thereafter, the contract is expected to transition to a competitor, MCI (now owned by Verizon who is in the process of selling the MCI inmate telecommunications division to Global Tel*Link), who has been awarded the long-term contract. The interim contract generates approximately $1.2 million per month of revenue.

•

Solutions services revenues decreased by $1.7 million, or 3.6%, to $45.7 million. Solutions services revenues declined primarily due to terminations of service by Global Tel*Link as their underlying facility contracts expired. Solutions services revenues are expected to decline in the future as a result of indications from Global Tel*Link that it intends to eliminate our services as contracts expire. We expect solutions services revenues to decline by $1.0 million to $2.0 million per quarter for the next several quarters and expect further declines thereafter.

•

Telecommunications services revenues decreased by $11.9 million, or 47.2%, to $13.4 million primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of the former AT&T and Verizon from the inmate telecommunications market and resulting sale of those businesses to our competitors contributed to the decline. We expect the significant decline in telecommunication services revenue over the last several years to moderate in 2007.

•	Equipment sales and other services revenues represented a minor component of our total revenues. We do not expect to generate significant equipment sales revenue in the future.

Cost of Service. Total cost of service for the year ended December 31, 2006 increased by $19.8 million over cost of service for the year ended December 31, 2005, or 6.9%, to $308.8 million. The increase was due primarily to the change in the mix of our operating revenues. A comparison of the components of our business segment gross margins is provided below (dollars in thousands):

	For The Year		For The Year
	Ended December 31,		Ended December 31,
	2005		2006

Direct call provisioning
Revenue	$303,174		$340,420
Cost of service	239,361	79.0%	267,388	78.5%
Segment gross margin	$63,813	21.0%	$73,032	21.5%
Solutions services
Revenue	$47,398		$45,702
Cost of service	37,816	79.8%	34,235	74.9%
Segment gross margin	$9,582	20.2%	$11,467	25.1%
Telecommunications services
Revenue	$25,313		$13,365
Cost of service	11,489	45.4%	6,425	48.1%
Segment gross margin	$13,824	54.6%	$6,940	51.9%
Equipment sales and other
Revenue	$1,321		$1,113
Cost of service	319	24.1%	754	67.7%
Segment gross margin	$1,002	75.9%	$359	32.3%

Our direct call provisioning revenues increased while our solutions services, telecommunications services and equipment sales and other revenues decreased. Historically, operating costs are a substantially higher component of revenues in the direct call provisioning and solutions services businesses than in the telecommunications services and equipment sales businesses.

Cost of service in our direct provisioning business decreased as a percentage of revenue primarily as a result of declining bad debt expense and declining long distance costs, due to our cost savings initiatives and overall marketplace trends. These benefits were partially offset by higher costs associated with the addition of the State of Pennsylvania account, coupled with increases in commission expense and billing costs. In the fourth quarter of 2006, our insurance carrier agreed to reimburse us for costs associated with Hurricane Katrina in the amount of $0.5  million, which substantially offset seasonally higher bad debt expense. We believe we have received the majority of final bad debt write-offs related to Hurricane Katrina from our local exchange carrier billing agents and we believe we are adequately reserved to cover any remaining exposure. We expect total cost of service as a percentage of revenue in the direct provisioning business to decline in 2007 as we achieve operating efficiencies through our new voice over internet protocol architecture, which will be rolled out over the next several years. We also expect to benefit from further bad debt savings initiatives.

Cost of service in our solutions segment as a percentage of our revenue improved as a result of favorable bad debt trends. Cost of service is a more volatile component of solutions services relative to our other business units because most of the cost is comprised of bad debt expense.

Cost of service in our telecommunications segment as a percentage of revenue increased as a result of the changing mix of contracts as a significant number of accounts were deinstalled. Cost of service in the telecommunications segment is expected to be relatively stable in the future, although some quarter to quarter variance is expected.

Cost of service in our equipment sales and other segment increased as a percentage of revenue due to the settlement of a customer dispute. We believe future cost of service as a percentage of revenue in this segment will be more consistent with long-term historical trends.

SG&A. SG&A expenses of $52.3 million for the year ended December 31, 2006 were $3.9 million, or 8.2%, higher than the year ended December 31, 2005. The increase in expense was due primarily to $2.6 million higher legal fees incurred in 2006 primarily as a result of several ongoing intellectual property lawsuits, $0.9 million higher costs incurred to comply with the requirements of the Sarbanes Oxley Act of 2002, and a $0.5 million signing bonus paid to our Chief Executive Officer in conjunction with the execution of a new employment contract in the fourth quarter of 2006. We incurred approximately $1.4 million of SG&A expenses in 2006 related to our ongoing efforts to comply with the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $30.3 million for the year ended December 31, 2006 and increased $6.4 million over the year ended December 31, 2005. The increase was attributable to depreciation and amortization related to additions to property and equipment and intangible assets consisting primarily of investments required for growth in the direct provisioning business, back-office systems as a result of merger consolidation and cost saving initiatives, investments in a new VoIP architecture, and investments in new products and services.

Interest and Other Expenses, net. Interest and other expenses of $27.8 million for the year ended December 31, 2006 increased by $1.2 million over the year ended December 31, 2005. The increase relates primarily to the increasing principal on the Senior Subordinated notes due to interest being paid-in-kind.

Income Tax Expense. The Company had income tax expense of $1.4 million for the year ended December 31, 2006 and had a $2.2 million tax benefit for the year ended December 31, 2005. The Company can generate tax expense despite operating losses due principally to changes in deferred tax balances.

Results of Operations for the Year Ended December 31, 2005 Compared to December 31, 2004

Total Revenues. Total revenues for the year ended December 31, 2005 increased by $203.8 million, or 117.5%, to $377.2 million from $173.4 million for the year ended December 31, 2004. Our revenues for the year ended December 31, 2005 represent the consolidated operations of T-Netix and Evercom for such period while revenues for the period from January 12, 2004 to December 31, 2004 represent only those of Securus following our acquisition of T-Netix on March 3, 2004 and Evercom on September 9, 2004. The revenues for the period ended December 31, 2004 do not include revenues of $17.5 million and $173.4 million that were generated by T-Netix and Evercom, in the periods, prior to the date of their acquisition. The remaining increase of $12.9 million consisted of an increase in direct call provisioning revenues of $20.1 million and an increase in solutions services revenues of $9.6 million. These increases were offset by a decrease in telecommunications services revenues of $12.6 million and a decrease in equipment sales of $4.2 million.

Direct call provisioning revenues for 2005 increased by $182.3 million, or 150.8%, to $303.2 million from $120.9 million in 2004. Direct call provisioning revenues for the period from January 12, 2004 to December 31, 2004 do not include $9.7 million and $152.5 million that were generated by T-Netix and Evercom, respectively, prior to their acquisitions. The remaining increase of $20.1 million was the result of $31.2 million of revenue growth offset by the conversion of our direct provisioning contract with the State of North Carolina to solutions services during the last half of 2004, which represented an $11.1 million decrease. The $31.2 million increase consisted of growth in the number of inmates and accounts served and revenues from new fees charged to end users to recoup billing costs.

Telecommunications services revenues for 2005 decreased by 16.5%, to $25.3 million from $30.3 million in 2004. Telecommunications services revenues for the period from January 12, 2004 to December 31, 2004 do not include telecommunications services revenues of $7.6 million generated by T-Netix prior to our acquisition of T-Netix. Evercom did not historically provide telecommunications services revenues prior to its acquisition. The offsetting decline of $12.6 million was primarily attributable to accounts that we did not retain upon contract renewal or accounts that converted to direct provisioning revenue. We have not retained a significant amount of our telecommunications services contracts upon renewal as a result of our strategy to focus on growing our direct provisioning business. The departures of AT&T and Verizon from the inmate telecommunications market and resulting sale of their businesses to Securus competitors contributed to the decline. We expect the significant declining trend in telecommunications services revenue to continue.

Solutions services revenues for 2005 were $47.4 million, as compared to $18.5 million in 2004. Solutions services revenues for the period from January 12, 2004 to December 31, 2004 do not include $19.3 million generated by Evercom prior to its acquisition. The remaining increase of $9.6 million resulted from new business awarded to us by AT&T and the impact of the conversion of a contract with the State of North Carolina from direct provisioning to solutions services in late 2004. As a result of AT&T selling its inmate telecommunications business in 2005 to a Securus competitor and subsequent communications with that competitor, it is reasonable to expect that solutions services revenue will decline significantly over the next several years. 74% of our solutions services revenue in 2005 was generated from AT&T and its successor.

Equipment sales and other revenues for 2005 decreased by $2.4 million, or 64.9%, to $1.3 million from $3.7 million in 2004. Equipment sales and other revenues for the period from January 12, 2004 to December 31, 2004 do not include equipment sales and other revenues of $0.2 million and $1.6 million that were generated by T-Netix and Evercom, respectively, prior to their acquisition. Equipment sales and other revenues decreased by $4.2 million primarily due to our strategy to convert accounts from telecommunications services to direct call provisioning revenue. As a result of this strategy, our telecommunications services customers, who also are typically our equipment sales customers, purchased less equipment from us in 2005. Additionally, the departure of AT&T from the inmate telecommunications market, contributed to the decline as AT&T had historically been a significant telecommunications services customer. We believe that equipment sales and other revenue will be a very small component of our revenues in the future.

Cost of Services. Total cost of service for 2005 increased by $158.1 million, or 120.8%, to $289.0 million from $130.9 million in 2004. Cost of service for the period from January 12, 2004 to December 31, 2004 do not include costs of $11.4 million and $135.5 million that were generated by T-Netix and Evercom, respectively, prior to their acquisitions. The remaining increase of $11.2 million was primarily due to the change in mix of our operating revenues. Our direct call provisioning and solutions services revenues increased while our telecommunications services and equipment sales and other revenues decreased. Operating costs are a substantially higher component of revenues in the direct call provisioning and solutions services businesses than in the telecommunications services and equipment sales businesses.

SG&A. SG&A expenses in 2005 were $48.3 million as compared to $27.5 million in 2004, an increase of $20.8 million, or 75.6%. SG&A expenses for the period from January 12, 2004 to December 31, 2004 do not include expenses of $3.6 million and $18.3 million of T-Netix and Evercom, respectively, which were generated prior to their acquisitions. This was offset by cost savings of $1.1 million primarily from the consolidation of our subsidiaries’ operations.

Impairment. We recognized a $50.6 million non-cash impairment charge in December 2004 as a result of Verizon’s and AT&T’s decision to exit the inmate telecommunications business and an overall decline in our telecommunications services revenues. The impairment consisted of (i) a $3.9 million write-down of property and equipment, (ii) a $26.3 million write-down of intangible assets and (iii) a $20.4 million write-down of goodwill. These write-downs represented the impairment of assets used to support the telecommunications and solutions services we provided to Verizon and AT&T. We anticipate that the loss of the higher margin telecommunications services provided to Verizon and AT&T will continue to have an adverse effect on our near term margins and profitability as the Securus competitors who purchased these business are likely to continue to eliminate our services as contracts come up for renewal over the next several years.

Employee Severance. We incurred $0.6 million and $3.1 million of employee severance expenses in 2005 and 2004, respectively, associated with the consolidation and integration of T-Netix and Evercom.

Loss on Debt Extinguishment. We recognized a $2.8 million loss on debt extinguishment in 2004 as a result of our refinancing activities in connection with the Transactions.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $23.9 million in 2005 and $13.2 million in 2004, a net increase of $10.7 million, or approximately 81.1%. This increase was due to depreciation and amortization related to our acquisitions of T-Netix and Evercom and 2005 additions to property and equipment and intangible assets.

Transaction Fees and Expenses. In connection with our acquisitions of T-Netix and Evercom in 2004, we incurred transaction expenses of $1.0 million. Consisting primarily of professional service fees and bonuses paid.

Interest and Other Expenses, Net. Interest and other expenses were $26.6 million in 2005 and $14.0 million in 2004. The increase is primarily due to the incremental borrowings on our debt facilities to fund the T-Netix and Evercom acquisitions.

Income Tax Expense (Benefit). We reported an income tax benefit of $2.2 million in 2005, compared to an income tax benefit of $12.7 million for the period January 12, 2004 (inception) through December 31, 2004. The income tax benefits reported for 2005 and 2004 were due to operating losses incurred.

Liquidity and Capital Resources

General

Our principal liquidity requirements are to service and repay our debt and meet our capital expenditure and operating needs. We are significantly leveraged. As of December 31, 2006, we had $216.0 million in total debt outstanding before considering $2.7 million of original issue discount on our second-priority senior secured notes and $2.6 million of fair value attributable to warrants issued in connection with our senior subordinated debt financing, both of which are reflected as discounts to our outstanding long-term debt on our financial statements. As of December 31, 2006, we had unused capacity of $26.8 million under our working capital credit facility and total stockholders’ deficit of $51.9 million.

Cash Flows

The following table provides our cash flow data for the period from January 12, 2004 (inception) to December 31, 2004, and for the years ended December 31, 2005 and December 31 2006, and (in thousands):

	Period from
	January 12,	For the Year	For the Year
	2004 (inception)	Ended	Ended
	to December 31,	December 31,	December 31,
	2004	2005	2006
Net cash provided by (used in) operating activities	$(1,758)	$29,832	$19,080
Net cash used in investing activities	$(213,066)	$(26,327)	$(27,126)
Net cash provided by (used in) financing activities	$216,703	$(2,754)	$5,974

Net cash provided by operating activities was $19.1 million for the year ended December 31, 2006. Net cash provided by operating activities was $29.8 million for the year ended December 31, 2005, and net cash used in operating activities was $1.8 million for the year ended December 31, 2004. Net cash provided by operating activities for the year ended December 31, 2006 consisted primarily of net income before considering non-cash expenses, such as $30.3 million of depreciation and amortization and $10.6 million of non-cash interest expense. The decline in cash provided by operating activities between 2006 and 2005 was principally due to short-term timing of certain cash disbursements coupled with an increase in cash withheld by our LEC billing agents as a reserve against future uncollectible accounts.

Cash used in investing activities was $27.1 million for the year ended December 31, 2006 and $26.3 million for the year ended December 31, 2005, representing capital expenditures consisting of equipment and contract acquisition costs associated with new and renewal activity in the direct call provisioning business. Our capital expenditures also include investments in new products such as our VoIP-based call processing architecture coupled with continued investments in our back-office infrastructure which are expected to significantly reduce operating and capital costs beginning in early 2007 as we begin rolling out the new architecture as contracts are renewed and new business is installed. Cash used in investing activities was $213.1 million for the period January 12, 2004 (inception) to December 31, 2004, consisting primarily of $201.0 million of costs to acquire T-Netix and Evercom and $12.1 million of investments in equipment to maintain and grow the direct call provisioning business.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current and expected level of operations, we believe our cash flow from operations, available cash and available borrowings under our $30.0 million working capital facility will be adequate to meet our liquidity needs for our operations for the foreseeable future. In the event we wish to make additional acquisitions, we may need to borrow additional debt. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our working capital facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In the event that cash in excess of the amounts generated from on-going business operations and available under our working capital facility is required to fund our operations, we may be required to reduce or eliminate discretionary capital expenditures, further reduce or eliminate discretionary selling, general and administrative costs, and sell or close certain of our operations.

Debt and other Obligations

Second-priority Senior Secured Notes. On September 9, 2004, we completed an offering of $154.0 million 11% second-priority senior secured notes. The second-priority senior secured notes were issued at a discount to face value of $3.6 million. Proceeds obtained from the issuance of the second-priority senior secured notes were used to finance the acquisition of Evercom and to repay outstanding long-term debt obligations. Interest is payable on March 1 and September 1 of each year. The second-priority senior secured notes are secured by second-priority security interests in substantially all of our assets including but not limited to the capital stock of each our subsidiaries and all of our and our subsidiaries’ tangible and intangible non-real estate properties and assets.

Working Capital Facility. We have a working capital facility which provides for up to $30.0 million in revolving availability, with a sublimit for letters of credit. As of December 31, 2006, $3.2 million was drawn under our working capital facility and we have outstanding approximately $6.8 million of letters of credit issued under the facility.

On October 12, 2005, we entered into a first amendment (the “First Amendment”) to the Working Capital Facility which added a $10.0 million letter of credit facility, in addition to the existing $12.5 million letter of credit facility. Letters of credit issued under the new $10.0 million letter of credit facility will not directly reduce revolver borrowing availability under the working capital facility as does the existing $12.5 million letter of credit facility. The First Amendment also (i) reduced certain borrowing costs, including the applicable interest rate margin on our Eurodollar loans from 2.5% to 2.0% and (ii) increased our maximum permitted annual capital expenditures from $22.0 million to $30.0 million for the years ended December 31, 2005 and 2006. We believe the First Amendment provides greater flexibility to capitalize on market opportunities. As of March 29, 2007, we had $20.2 million of unrestricted borrowing availability on our Revolver. The obligations under our working capital facility are guaranteed on a secured, first priority basis by us and our subsidiaries. The loans are secured by a first priority lien on substantially all of our assets including, but not limited to the capital stock of each of our subsidiaries and all of our subsidiaries’ tangible and intangible non-real estate properties and assets.

The working capital facility contains a number of customary affirmative and negative covenants that are subject to significant exceptions. Subject to certain exceptions, the negative covenants restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, create and incur liens on assets, repay other indebtedness, sell assets, engage in transactions with affiliates, make loans, investments, guarantees or acquisitions, declare dividends, redeem or repurchase equity interests or make other restricted payments, and engage in mergers, acquisitions, asset sales and sale-leaseback transactions. The working capital facility also includes specified financial covenants, including maintaining a minimum interest coverage ratio and capital expenditure limits.

Senior Subordinated Notes. We have outstanding $58.8 million of senior subordinated notes which includes $18.8 million of paid-in-kind interest. The senior subordinated notes are unsecured and subordinated to the second-priority senior secured notes and amounts owed under our working capital facility. Our obligations under the senior subordinated notes are irrevocably and unconditionally guaranteed on a senior subordinated basis by our subsidiaries. The senior subordinated notes bear interest at a fixed annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by the working capital facility, is paid in-kind by adding accrued interest to the principal balance of the senior subordinated notes.

The note purchase agreement governing the senior subordinated notes contains a number of customary affirmative and negative covenants. Subject to certain exceptions, these covenants restrict our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, create and incur liens on assets, repay pari passu our subordinated indebtedness, sell assets, engage in transactions with affiliates, make loans, investments, guarantees or acquisitions, declare dividends, redeem or repurchase equity interests or make other restricted payments, and engage in mergers, acquisitions, asset sales and sale-leaseback transactions. The senior subordinated notes also include specified financial covenants consistent with those contained in the indenture governing the second-priority senior notes.

Capital Requirements

As of December 31, 2006, our contractual obligations and commitments on an aggregate basis are as follows:

	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter
	(in thousands)
Long-term debt (1)	$-	$-	$3,225	$-	$154,000	$58,756
Operating leases	1,938	1,488	1,229	1,176	1,157	3,311
Total contractual cash obligations and commitments	$1,938	$1,488	$4,454	$1,176	$155,157	$62,067

(1)   Does not include any amounts that may be drawn under our working capital facility, which expires on September 9, 2009, or accrued interest under our long-term debt. Assumes no repurchases of second-priority senior secured notes or senior subordinated notes during such periods.  Also does not give effect to mandatory purchases of second-priority senior secured notes, if any, with excess cash flow.

Critical Accounting Policies

A “critical accounting policy” is one that is both important to the portrayal of a company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our financial statements prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The process of preparing financial statements in conformity with GAAP requires us to use estimates and assumptions to determine certain of our assets, liabilities, revenues and expenses. We base these determinations upon the best information available to us during the period in which we are accounting for our results. Our estimates and assumptions could change materially as conditions within and beyond our control change or as further information becomes available. Further, these estimates and assumptions are affected by management’s application of accounting policies. Changes in our estimates are recorded in the period the change occurs. Our critical accounting policies include, among others:

•	revenue recognition and bad debt reserve estimates;
•	goodwill and other intangible assets;
•	accounting for income taxes; and
•	acquisition-related assets and liabilities.

The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary for determining the value of related assets or liabilities.

Revenue Recognition and Bad Debt Reserve Estimates

Revenues related to collect and prepaid calling services generated by the direct call provisioning segment are recognized during the period in which the calls are made. In addition, during the same period, the Company accrues the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

Revenues related to the telecommunication services and solutions services segments are recognized in the period in which the calls are processed through the billing system, or when equipment and software is sold. During the same period, the Company accrues the related telecommunications costs for validating, transmitting, and billing and collection costs, along with allowances for unbillable and uncollectible calls, as applicable, based on historical experience.

The Company applies Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent. Based on this consensus, all revenues related to the Telecommunications Services and Solutions Services segments are presented in the statement of operations at the net amount. This is the amount charged to the end user customer less the amount paid to the inmate telecommunication provider.

The Company applied EITF 01-13, Income Statement Display of Business Interruption Insurance Recoveries, for a $0.5 million business interruption insurance settlement in 2006 related to Hurricane Katrina.

In evaluating the collectibility of our trade receivables, we assess a number of factors including our historical cash resources held by our LEC billing agents and collection rates with our billing agents and a specific customer’s ability to meet the financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assessments, we record reserves for uncollectibles to reduce the related receivables to the amount we ultimately expect to collect from our customers.

If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced or increased from the levels provided for in our financial statements. Because the majority of our receivables are collected through our LEC billing agents and such agents typically do not provide us with visibility as to collection results for on average a six to nine month period, our bad debt reserves are estimated and may be subject to substantial variation.

Goodwill and Other Intangible Assets

The calculation of amortization expense is based on the cost and estimated economic useful lives of the underlying intangible assets, intellectual property assets and capitalized computer software, and patent license rights. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. We review our unamortized intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the estimated useful life has been reduced. We estimate the future cash flows expected to result from operations, and if the sum of the expected undiscounted future cash flows is less than the carrying amount of the intangible asset, we recognize an impairment loss by reducing the unamortized cost of the long-lived asset to its estimated fair value.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. If necessary, deferred tax assets are reduced by a valuation allowance to an amount that is determined to be more likely than not recoverable. We must make significant estimates and assumptions about future taxable income and future tax consequences when determining the amount of the valuation allowance.

Acquisition Related Assets and Liabilities

Accounting for the acquisition of a business as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. The most difficult estimations of individual fair values are those involving long-lived assets, such as properties, plant and equipment and intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions, engage an independent valuation specialist to assist in the fair value determination of the acquired long-lived assets. Due to inherent subjectivity in determining the estimated fair value of long-lived assets and the significance of the business acquisitions that we have completed, we believe that the recording of acquired assets and liabilities is a critical accounting policy.

Financial Reporting Changes

See Note 1, paragraph (u) of the Consolidated Financial Statements for information about recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market rate risk for changes in interest rates related to our revolving line of credit. Interest expense on our floating rate debt will increase more than expected if interest rates rise. Our $30.0 million revolving line of credit bears an interest rate equal to one of the following, at our option: (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2% and is calculated on amounts borrowed under the facility. The effect of a 10% fluctuation in the interest rate on our revolving line of credit would have had an effect of about $0.1 million on our interest expense for 2006.

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

T-NETIX, Inc.:

We have audited the accompanying consolidated statement of operations, stockholders’ equity, and cash flows of T-NETIX, Inc. and subsidiaries for the 62 day period from January 1, 2004 to March 2, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of T-NETIX, Inc. and subsidiaries for the 62 day period from January 1, 2004 to March 2, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, Texas

May 12, 2005

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Securus Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Securus Technologies, Inc. and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the 355 day period from January 12, 2004 (inception) to December 31, 2004 and the years ended December 31, 2005 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Securus Technologies, Inc. and subsidiaries as of December 31, 2005 and 2006, and the results of its operations and its cash flows for the 355 day period from January 12, 2004 (inception) to December 31, 2004 and for the years ended December 31, 2005 and 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.123(R), Share-Based Payment, on January 1, 2006.

KPMG LLP

Dallas, Texas

March 28, 2007

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2005	2006
ASSETS
Cash and cash equivalents	$2,630	$558
Restricted cash	1,396	1,461
Accounts receivable, net	63,180	64,174
Prepaid expenses	5,659	5,063
Current deferred income tax	7,785	5,155
Total current assets	80,650	76,411
Property and equipment, net	43,862	46,429
Intangibles and other assets, net	104,482	98,873
Goodwill	37,936	37,936
Total assets	$266,930	$259,649

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$46,502	$42,728
Accrued liabilities	37,756	39,395
Deferred revenue and customer advances	5,051	8,801
Current portion of long-term debt	108	-
Total current liabilities	89,417	90,924
Deferred income taxes	9,769	8,262
Long-term debt, net of current portion	197,847	210,642
Other long-term liabilities	1,765	1,694
Total liabilities	298,798	311,522
Commitments and contingencies

Stockholders’ deficit
Common stock, $0.01 stated value; 1,000,000 shares authorized; 597,356 shares issued and outstanding at December 31, 2005; 609,510 shares issued and outstanding at December 31, 2006	5	6
Additional paid-in capital	34,027	34,140
Accumulated deficit	(65,900)	(86,019)
Total stockholders’ deficit	(31,868)	(51,873)
Total liabilities and stockholders’ deficit	$266,930	$259,649

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor)

and for the 355 Day Period from January 12, 2004 (Inception) to

December 31, 2004 and the Years Ended December 31, 2005 and 2006 (Successor)

(Amounts in thousands)

	Predecessor	Successor
	For the 62 Day	For the 355 Day
	Period From	Period From
	January 1,	January 12,	For the	For the
	2004 to	2004 (inception)	Year Ended	Year Ended
	March 2,	to December 31,	December 31,	December 31,
	2004	2004	2005	2006

Revenue:
Direct call provisioning	$9,651	$120,868	$303,174	$340,240
Solutions services	-	18,466	47,398	45,702
Telecommunication services	7,552	30,341	25,313	13,365
Equipment sales and other	232	3,701	1,321	1,113
Total revenue	17,435	173,376	377,206	400,600
Cost of service (exclusive of depreciation and amortization shown separately below):
Direct call provisioning, exclusive of bad debt expense	6,536	82,823	200,483	226,558
Direct call provisioning bad debt expense	1,594	16,819	38,878	40,830
Solutions expense	-	16,000	37,816	34,235
Telecommunication services	3,126	13,215	11,489	6,425
Cost of equipment sold and other	131	2,026	319	754
Total cost of service	11,387	130,883	288,985	308,802
Selling, general and administrative	3,639	27,515	48,329	52,274
Compensation expense on employee stock options and restricted stock	4,069	-	125	113
Impairment of telecommunication assets	285	50,585	-	-
Gain on sales of assets	-	(274)	(4)	-
Employee severance	-	3,127	633	-
Loss on debt extinguishment	1,239	2,802	-	-
Depreciation and amortization	1,649	13,157	23,856	30,258
Total operating costs and expenses	22,268	227,795	361,924	391,447
Operating income (loss)	(4,833)	(54,419)	15,282	9,153
Transaction fees and expenses	5,365	987	-	-
Interest and other expenses, net	2,191	14,001	26,608	27,811
Loss before income taxes	(12,389)	(69,407)	(11,326)	(18,658)
Income tax expense (benefit)	(2,575)	(12,659)	(2,174)	1,461
Net loss	$(9,814)	$(56,748)	$(9,152)	(20,119)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor)

and for the 355 Day Period from January 12, 2004 (Inception) to

December 31, 2004 and the Years Ended December 31, 2005 and 2006 (Successor)

(Amounts in thousands)

					Accumulated
			Additional		Other	Total
	Common		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)

Predecessor Balances at December 31, 2003	15,052	$150	$43,987	$(8,928)	$(56)	$35,153
Recognition of hedge liability on termination	-	-	-	-	56	56
Net loss (January 1 to March 2, 2004)	-	-	-	(9,814)	-	(9,814)
Predecessor Balance March 2, 2004	15,052	150	43,987	(18,742)	-	25,395

Capital contributed by TZ Holdings, Inc. (note 2)	1	-	20,000	-	-	20,000
Issuance of common stock	560	5	10,995	-	-	11,000
Warrants issued in conjunction with subordinated debt	-	-	2,907	-	-	2,907
Net loss (January 12 to December 31, 2004)	-	-	-	(56,748)	-	(56,748)
Successor Balance at December 31, 2004	561	5	33,902	(56,748)	-	(22,841)
Issuance of common stock	36	-	-	-	-	-
Stock based compensation	-	-	125	-	-	125
Net loss	-	-	-	(9,152)	-	(9,152)
Balance at December 31, 2005	597	5	34,027	(65,900)	-	(31,868)

Stock based compensation	-	-	113	-	-	113
Issuance of Common Stock	13	1	-	-	-	1
Net loss	-	-	-	(20,119)	-	(20,119)
Balance at December 31, 2006	610	$6	$34,140	$(86,019)	$-	$(51,873)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor)

and for the 355 Day Period from January 12, 2004 (Inception) to

December 31, 2004 and the Years Ended December 31, 2005 and 2006 (Successor)

(Amounts in thousands)

	Predecessor	Successor
	For the 62 Day	For the 355 Day
	Period From	Period From
	January 1,	January 12,	For the	For the
	2004 to	2004 (inception)	Year Ended	Year Ended
	March 2,	to December 31,	December 31,	December 31,
	2004	2004	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
Net loss from continuing operations	$(9,814)	$(56,748)	$(9,152)	$(20,119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	1,649	13,157	23,856	30,258
Impairment of telecommunication assets	285	50,585	-	-
Deferred income taxes	(2,575)	(12,659)	(2,368)	1,123
Conversion of interest paid “in kind” to secured subordinated notes	-	3,035	7,629	9,011
Gain on sale of fixed assets	-	(274)	(4)	-
Equity (income) loss from unconsolidated affiliate	27	(83)	(231)	(354)
Transaction costs	5,365	(5,525)	-	-
Accretion of discount on subordinated notes payable	384	-	-	-
Stock based compensation	-	-	125	113
Loss on debt extinguishment	1,239	2,802	-	-
Amortization of deferred financing costs and debt discounts	-	848	1,340	1,550
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	-	(1,347)	(49)	(65)
Accounts receivable	(3,298)	(9,754)	4,318	(994)
Prepaid expenses and other current assets	(3,650)	2,954	(1,093)	596
Other assets	(3,302)	1,466	62	(727)
Accounts payable	915	10,945	(865)	(6,630)
Accrued liabilities	8,970	(1,160)	(6,264)	5,318
Net cash provided by (used in) operating activities from continuing operations	$(3,805)	$(1,758)	$29,832	$19,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and intangible assets	$(562)	$(12,356)	$(26,327)	$(27,176)
Proceeds from sale of assets	-	274	-	-
Dividends received from affiliated company	-	-	-	50
Purchase of T-Netix stock and repayment of T-Netix debt in connection with merger, net of cash acquired	-	(70,238)	-	-
Purchase of Evercom stock and repayment of Evercom debt in connection with merger, net of cash acquired	-	(130,746)	-	-
Net cash used in investing activities	$(562)	$(213,066)	$(26,327)	$(27,126)

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

For the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor)

and for the 355 Day Period from January 12, 2004 (Inception) to

December 31, 2004 and the Years Ended December 31, 2005 and 2006 (Successor)

(Amounts in thousands)

	Predecessor	Successor
	For the 62 Day	For the 355 Day
	Period From	Period From
	January 1,	January 12,	For the	For the
	2004 to	2004 (inception)	Year Ended	Year Ended
	March 2,	to December 31,	December 31,	December 31,
	2004	2004	2005	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from second-priority senior secured notes	$-	$150,383	$-	$-
Proceeds from senior subordinated notes	-	40,000	-	-
Cash overdraft	-	8,326	(1,598)	2,856
Net advances on revolving credit facility	-	5,126	-	3,225
Payments on T-Netix senior secured term note (old)	(875)	-	-	-
Debt issuance costs	-	(11,080)	(1,039)	-
Redemption warrants in connection with merger	-	(941)	-	-
Payments on other debt	(5)	(68)	(117)	(108)
Proceeds from issuance of T-Netix senior secured notes, net of payments	-	35,353	-	-
Proceeds from issuance of T-Netix secured subordinated notes	-	26,000	-	-
Proceeds from issuance of common stock	-	31,000	-	1
Payment of long-term debt in connection with merger	-	(67,396)	-	-
Net cash provided by (used in) financing activities	$(880)	$216,703	$(2,754)	$5,974
Increase (decrease) in cash and equivalents	$(5,247)	$1,879	$751	$(2,072)
Cash and cash equivalents at beginning of period	22,875	-	1,879	2,630
Cash and cash equivalents at end of period	$17,628	$1,879	$2,630	$558

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Interest	$643	$9,008	$17,240	$17,483
Income taxes	$43	$213	$-	$266
NONCASH FINANCING AND INVESTING ACTIVITIES:
Detachable stock purchase warrants issued	$-	$2,907	$-	$-
Accrued acquisition costs	$-	$2,500	$-	$-
Leasehold improvements	$-	$-	$1,800	$-

See accompanying notes to consolidated financial statements.

SECURUS TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Securus Technologies, Inc. and subsidiaries (the “Company”) provides inmate telecommunications services to correctional facilities operated by city, county, state and federal authorities and other types of confinement facilities in 48 states. The Company was incorporated in Delaware on January 12, 2004, and effective March 3, 2004 and September 9, 2004, the Company acquired, as further explained in Note 2, all of the outstanding equity interests of T-Netix, Inc. (“T-Netix”) and Evercom Holdings, Inc. (“Evercom”), respectively. For accounting purposes, T-Netix has been deemed the predecessor to the Company. Therefore, the results disclosed herein for comparative purposes marked predecessor are those of T-Netix.

(a) Basis of Presentation

As a result of the acquisitions of T-Netix and Evercom, the consolidated statement of operations, cash flows, and stockholders’ equity for the period January 1, 2004 to March 2, 2004 are those of the predecessor, T-Netix. The consolidated statement of operations, cash flows, and stockholders’ equity (deficit) for the period January 12, 2004 to December 31, 2004 represent the results of the Company subsequent to the acquisitions of T-Netix on March 3, 2004 and Evercom on September 9, 2004, as do the consolidated balance sheets and statements of operations, cash flows, and stockholders’ equity (deficit) for the fiscal periods ending December 31, 2005 and December 31, 2006.

During the periods presented, the Company had four reportable segments: Direct Call Provisioning, Solutions Services, Telecommunications Services, and Equipment Sales.

In the Direct Call Provisioning segment, the Company accumulates call activity from its various installations and bills revenue related to this call activity through major local exchange carriers (“LECs”) or through third-party billing services for smaller volume LECs, all of which are granted credit in the normal course of business with payment terms between 30 to 60 days. The Company performs ongoing customer credit evaluations and maintains allowances for unbillable and uncollectible amounts based on historical experience.  The Company also generates a significant amount of its Direct Call Provisioning revenues on a prepaid basis. Deferred revenue is recorded for customer prepayments prior to usage.

In the Solutions Services segment, the Company provides validation, fraud and bad debt management, and billing services to other telecommunications service providers such as Global Tel*Link and Embarq. In providing Solutions Services, the Company typically assumes all risk of bad debt associated with its customers’ inmate telecommunications revenues and all costs of billing and collection. In return, the Company earns a fee generally based on a percentage of the providers’ gross customer revenues generated from their inmate telecommunications businesses.

In the Telecommunications Services segment, the Company provides inmate telecommunication software and equipment for correctional facilities, including security-enhanced call processors and call validation and bill processing systems for inmate calling. Depending upon the contractual relationship at the site and the type of customer, the Company provides these products and services through service agreements with other telecommunications services providers, such as Global Tel*Link, AT&T (formerly SBC) and Embarq. Under these agreements, the Company generates revenue over a specified contract term. In addition, the Company sells inmate call processing systems to certain telecommunication providers and in these cases records Equipment Sales revenue and related cost of goods sold when revenue is earned.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, T-Netix, Inc. and Evercom Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated statement of operations and cash flows for the 62 day period from January 1, 2004 to March 2, 2004 are for T-Netix and its subsidiaries and represent the predecessor basis of accounting (“Old T-Netix”). The accompanying consolidated balance sheets as of December 31, 2005, December 31, 2006, the results of operations and cash flows for the 355 day period from January 12 through December 31, 2004 and for the years ending December 31, 2005 and 2006 are for the Company and represent the stepped up successor basis of accounting (“New T-Netix” and “New Evercom”).

(c) Liquidity

Management believes that borrowings available through the revolving credit facility and cash expected to be generated from operations will be adequate to meet the Company’s financing needs for the foreseeable future. In the event that cash in excess of the amounts generated from operations and available under the revolving credit facility is required to fund the Company’s operations, management will be required to reduce or eliminate discretionary capital expenditures, further reduce or eliminate discretionary selling, general, and administrative cost, or to sell or close certain operations.

(d) Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include the valuation allowances for receivables, the carrying amount for property and equipment, goodwill, intangible and other assets, and deferred income taxes. Actual results could differ from those estimates.

(e) Risks and Uncertainties

The Company generated approximately 10% of its revenue from its largest customer for the year ended December 31, 2006. The loss of this major customer could adversely affect operating results of the Company. Thirty three percent (33%) of the Company’s telecommunications segment revenue was generated from this customer for the year ended December 31, 2006. Seventy seven percent (77%) of the Company’s solutions segment revenue was generated from this customer for the year ended December 31, 2006. In 2004, the Company became aware of the intentions by its largest customer to exit the inmate telecommunications market. The Company also became aware that a second customer, which was its largest customer in its telecommunications services reporting segment, also intended to exit the inmate telecommunications market. As a result, the Company recorded a non-cash impairment charge in 2004 as further explained in Note 3. These two customers did exit the inmate telecommunications market in 2005 by selling their businesses to Securus competitors. As a result, and through communication with these competitors, the Company believes it is likely that they will eliminate Securus’ services as the underlying contracts come up for renewal over the next several years. The Company had no customers that provided over 10% of its revenue during the years ended December 31, 2005 and December 31, 2006.

(f) Cash and Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments, such as certificates of deposit and money market funds, with original maturities of 90 days or less. Additionally, restricted cash accounts represent amounts established for the benefit of certain customers in the event the Company does not perform under the provisions of the respective underlying contract with these customers. Restricted cash was $1.4 million at December 31, 2005 and $1.5 million at December 31, 2006.

(g) Trade Accounts Receivable

Trade accounts receivable are recorded at the invoice amount and do not bear interest. Trade accounts receivable represent amounts billed or that will be billed for calls placed through the Company’s telephone systems. The majority of these receivables are billed using various LECs or third-party billing services and are reported net of an allowance for unbillable and uncollectible calls for estimated chargebacks to be made by the LECs and clearinghouses. The Company maintains allowance for doubtful accounts for estimated losses resulting from a customer’s inability to make payments on accounts and is net of amounts held by the LECs for estimated charge backs. The Company analyzes the collectibility of a majority of its accounts receivable based on a 12-month average of historical collections. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company’s policy is to write-off accounts after 180 days, or after all collection efforts have failed.

The following table includes the activity related to the Company’s allowance for doubtful accounts (in thousands):

	For the 355
	Period from
	January 12,	For the	For the
	(inception) to	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006
Balance beginning of period	$-	$13,232	$19,402
Opening balance of acquired business	12,107	-	-
Additions charged to expense	25,859	62,069	62,091
Accounts written-off	(24,734)	(55,899)	(66,448)
Balance at end of period	$13,232	$19,402	$15,045

(h) Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosure about Fair Value of Financial Instruments, requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, receivables, accounts payable, and accrued liabilities, approximate fair value due to their short maturities. Carrying amounts and estimated fair value of debt are presented in Note 6.

(i) Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company’s revenue is primarily concentrated in the United States in the telecommunications industry. The Company had trade accounts receivable that comprised 49% (three telecommunication service providers) of trade accounts receivable at December 31, 2006. The Company does not require collateral on accounts receivable balances and provides allowances for potential credit losses. An allowance for doubtful accounts has been established based on historical experience and management’s evaluation of collectibility of outstanding accounts receivable at the end of the accounting period.

(j) Property and Equipment

Property and equipment is stated at cost and includes costs necessary to place such property and equipment in service. Major renewals and improvements that extend an asset’s useful life are capitalized, while repairs and maintenance are charged to operations as incurred. Construction in progress represents the cost of material purchases and construction costs for telecommunications hardware systems in various stages of completion. The Company capitalizes interest costs associated with major construction projects based on the effective interest rate on aggregate borrowings. The Company capitalized interest of $0.2 million for the year ended December 31, 2006. No interest was capitalized for the 355 day period from January 12, 2004 to December 31, 2004 and for the year ended December 31, 2005.

Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 5 years for telecommunications equipment and office equipment. No depreciation is recorded on construction in progress until the asset is placed in service (See Note 13, Subsequent Events).

(k) Goodwill and Intangible and Other Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Intangible and other assets include acquired operating contracts and customer agreements, capitalized computer software, patents and license rights, patent application costs, trademarks, trade names and other intellectual property, capitalized loan costs, deposits and long-term prepayments and other intangible assets. The Company capitalizes contract acquisition costs representing up-front payments required by customers as part of the competitive process to award a contract. These capitalized costs are included in operating contracts and customer agreements and are commonly referred to as signing bonuses in the industry.

The Company performs an annual impairment test of goodwill and other intangible assets with indefinite useful lives as of the last day of each fiscal year in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This test is a two-step process and requires goodwill to be allocated to the Company’s reporting units. The Company defines its reporting units to be the same as the reportable segments (see Note 7). In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, a goodwill impairment may exist and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill. An impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. The Company recognizes an impairment loss by reducing the carrying value of the asset to its estimated fair value.

The Company also reviews its intangible assets and other long-lived assets for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. In reviewing for impairment, the Company compares the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and the respective carrying values.

As a result of the Company’s annual impairment testing, and in light of two of its largest customers exiting the inmate telecommunications business, the Company recorded an impairment loss as of December 31, 2004 as further explained in Note 3.

Amortization is computed on the straight-line basis over 3 to 12 years for operating contracts and customer agreements and patents and license rights. The weighted average amortization period for all of the Company’s intangible assets as of the year ended December 31, 2006 subject to amortization is 9 years. Amortization expense was $0.1 million, $5.1 million, $13.1 million, and $16.5 million for the 62 day period from January 1, 2004 to March 2, 2004, for the 355 day period from January 12, 2004 to December 31, 2004, and for the years ended December 31, 2005 and 2006, respectively.

The acquisitions of T-Netix and Evercom have been accounted for using the purchase method of accounting pursuant to SFAS No. 141, Accounting for Business Combinations. As a result, the Company’s costs of acquiring T-Netix and Evercom have been allocated to the assets acquired and liabilities assumed based upon estimated fair values (see Note 2). The purchase price allocations resulted in the initial recording of $70.6 million of goodwill (See Note 5). None of the goodwill is currently deductible for income tax purposes. Under applicable accounting principles generally accepted in the United States of America, the new basis of accounting for the Company is “pushed down” to the subsidiary companies, T-Netix and Evercom. Therefore, T-Netix’s and Evercom’s financial position and operating results subsequent to March 2, 2004 and September 8, 2004, respectively, reflect a new basis of accounting and are not comparable to prior periods. In addition, the tax bases are carried over from both T-Netix and Evercom as a result of the acquisitions.

(l) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

(m) Investments in Affiliated Companies

Investment in the common stock of Accudata Technologies Inc., an affiliated company owned 50% by the Company, is accounted for by the equity method, and is included in the consolidated balance sheet as “Intangibles and other assets, net” at December 31, 2006. Equity in the results of operations were nil, $0.1 million, $0.2 million, and $0.4 million for the 62 day period from January 1, 2004 to March 2, 2004, for the 355 day period from January 12, 2004 to December 31, 2004, for the year ended December 31, 2005, and for the year ended December 31, 2006, respectively, and is included in the consolidated statements of operations as “Interest and other expenses, net.”

Beginning with the Company’s adoption of SFAS No. 142, the excess of cost of the stock of those affiliates over the Company’s share of their net assets at the acquisition date was recognized as goodwill and is not being amortized. The Company would recognize a loss when there is a loss in value in the equity method investment, which is other than a temporary decline.

(n) 401(k) Plan

The Company sponsors a 401(k) savings plan for the benefit of eligible full-time employees. This plan is a qualified benefit plan in accordance with the Employee Retirement Income Security Act (“ERISA”). Employees participating in the plan can generally make contributions to the plan of up to 15% of their compensation. The plan provides for discretionary matching contributions by the Company of up to 50% of an eligible employee’s contribution for the first 6%. Matching contributions and plan expenses were $0.1 million, $0.5 million, $0.5 million, and $0.5 million for the 62 day period from January 1, 2004 to March 2, 2004, for the 355 day period from January 12, 2004 to December 31, 2004 and for the years ended December 31, 2005 and 2006, respectively.

(o) Income Taxes

The Company accounts for incomes taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the results of operations in the period that includes the enactment date.

(p) Stock-Based Compensation

Prior to January 1, 2006, the Company utilized the intrinsic-value method as provided by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and restricted stock plans and provides pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

Old T-Netix utilized the intrinsic-value method as provided by APB Opinion No. 25 in accounting for its stock option plans and provides pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123, as amended by SFAS No. 148. Accordingly, Old T-Netix did not recognize compensation expense upon the issuance of its stock options because the option terms were fixed and the exercise price equaled the market price of Old T-Netix’s common stock on the date of grant.

The following table displays the effect on net earnings had the fair value method been applied during each period presented (in thousands):

	Predecessor	Successor
	For the 62 Day	For the 355 Day
	Period from	Period from
	January 1, 2004	January 12, 2004
	to March 2,	to December 31,
	2004	2004
Net loss applicable to common stockholders, as reported:	$(9,814)	$(56,748)
Less: Stock-based compensation excluded from reported net earnings, net of tax	98	6
Pro forma net loss	$(9,912)	$(56,754)

The following weighted-average assumptions were used to determine the fair value of stock options granted:

	Predecessor		Successor
	For the 62 Day		For the 355 Day
	Period from		Period From
	January 1, 2004		January 12, 2004
	to March 2,		to December 31,
	2004		2004
Dividend yield	-		-
Expected volatility	37.8%		20%
Average expected option life	5.4	year	1	year
Risk free interest rate	2.8%		2.09%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because Old T-Netix employee stock options had characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. All outstanding options as of December 31, 2004 expired in 2005.

On January 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment”, which requires share-based compensation to be recognized based on the grant date estimated fair value of each award, net of estimated cancellations, over the employee’s requisite service period, which is generally the vesting period of the equity grant. The Company elected to adopt SFAS No. 123R using the modified prospective method, which requires compensation expense to be recorded for all unvested share-based awards beginning in the first quarter of adoption. Accordingly, the prior period presented in this Form 10-K has not been restated to reflect the fair value method of expensing stock options. Also, because the value used to measure compensation expense for unvested shares is the same for APB Opinion No. 25 and SFAS No. 123R, the adoption of SFAS No. 123R did not have a material impact on the Company’s operating income, loss before income taxes, net loss, or cash flows from operations or financing.

The Company recorded compensation expense of $4.1 million, nil, $0.1 million, and $0.1 million for the 62 day period from January 1, 2004 to March 2, 2004, the 355 day period from January 12, 2004 to December 31, 2004, and for the years ended December 31, 2005 and 2006 respectively, related to purchases of restricted stock by certain executives and members of the board of directors (See Note 9).

(q) Revenue Recognition

Revenues related to collect and prepaid calling services generated by the direct call provisioning segment are recognized during the period in which the calls are made. In addition, during the same period, the Company accrues the related telecommunication costs for validating, transmitting, billing and collection, and line and long distance charges, along with commissions payable to the facilities and allowances for unbillable and uncollectible calls, based on historical experience.

Revenues related to the telecommunication services and solutions services segments are recognized in the period in which the calls are processed through the billing system, or when equipment and software is sold. During the same period, the Company accrues the related telecommunications costs for validating, transmitting, and billing and collection costs, along with allowances for unbillable and uncollectible calls, as applicable, based on historical experience.

The Company applies Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus net as an Agent. Based on this consensus, all revenues related to the Telecommunications Services and Solutions Services segments are presented in the statement of operations at the net amount. In the case of Solution Services, this is the amount charged to the end user customer less the amount paid to the inmate telecommunication provider.

The Company applied EITF Issue No. 01-13, Income Statement Display of Business Interruption Insurance Recoveries, for a $0.5 million business interruption insurance settlement in 2006 related to Hurricane Katrina.

(r) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that certain items such as foreign currency translation adjustments and unrealized gains and losses on certain derivative instruments classified as a hedge be presented as separate components of shareholders’ equity. Total comprehensive loss  for the 62 day period from January 1, 2004 to March 31, 2004, for the 355 day period from January 12, 2004 to December 31, 2004, for the year ended December 31, 2005 and December 31, 2006 was $9.8 million, $56.7 million, $9.1 million, and $20.1 million, respectively. Other comprehensive income or loss for all periods presented was not significant to the financial statements.

Other comprehensive income or loss for all periods presented was not significant to the financial statements.

(s) Commitments and Contingencies

Liabilities for loss contingencies, not within the scope of SFAS No. 143, Accounting for Asset Retirement Obligations, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries of environmental remediation costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related environmental liability, in accordance with FASB

Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. Legal fees related to loss contingencies are expensed as services are received.

(t) Guarantees

FASB Staff Position (“FSP”) No. 45-3 amends Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require a guarantor to recognize a liability for the estimated fair value of guarantee obligations entered into after January 1, 2006 and disclosure of the maximum amount that could be paid under the guarantee obligation. In February 2006, the Company entered into an agreement with a telecommunications vendor, primarily for local and long distance services, whereby the Company guarantees a minimum purchase commitment over a two to three year period. Management has reviewed the agreements and believes the fair value to be zero. The maximum amount paid under this guarantee totaled $15.0 million at December 31, 2006.

(u) Recently Issued Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position No. FIN 45-3 (FSP FIN 45-3), Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, which is effective for new minimum revenue guarantees issued or modified on or after the beginning of the first fiscal quarter following the date FSP FIN 45-3 was issued. FSP FIN 45-3 amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to include guarantees granted to a business that the revenue of the business for a specified period of time will be at least a specified minimum amount under its recognition, measurement and disclosure provisions. This interpretation was effective for the Company on January 1, 2006 at which time the Company adopted the standard. The adoption of this statement did not have a material impact on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses the views of the SEC staff regarding the process of quantifying financial statements misstatements. SEC registrants are expected to reflect the effects of initially applying the guidance in SAB 108 in their annual financial statements covering the first fiscal year ending November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment should be made to the opening balance of retained earnings for that year. We adopted the interpretations in SAB 108 in the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is effective for voluntary changes in accounting principles made in fiscal years beginning after December 15, 2005. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that voluntary changes in accounting principles be applied on a retrospective basis to prior period financial statements and eliminates the provisions of APB No. 20 that cumulative effects of voluntary changes in accounting principles be recognized in net income in the period of change. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, recognized in an entity’s financial statements in accordance with SFAS No. 109. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this initiative in the first quarter of fiscal 2007. The Company does not believe that this interpretation will have a significant impact on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard is effective for financial statements for the fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of the new standard are to be applied prospectively for most financial instruments and retrospectively for others as of the beginning of the fiscal year in which the standard is initially applied. We will be required to adopt this new standard in the first quarter of 2008. We are currently evaluating the requirements of Statement No. 157 and have not yet determined the impact on our consolidated financial statements.

In June of 2006 the FASB issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).

The Task Force reached a consensus that the scope of this Issue includes any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value added, and some excise taxes. Tax schemes excluded from this Issue are those based on gross receipts and taxes imposed during the inventory procurement process. The presentation of revenues on either a gross or a net basis is an accounting policy decision that should be disclosed under APB Opinion No. 22. The Company’s policy is to report revenues using a net presentation. We will include this information in our footnote disclosure in the first quarter of fiscal 2007.

(v) Reclassification

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

(w) Derivative Financial Instruments

The Company accounts for its derivatives under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative financial instruments that qualify for hedge accounting be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in fair value of derivative financial instruments is recognized through stockholders’ equity, as a component of comprehensive income.

(2) MERGERS AND ACQUISITIONS

T-Netix announced on January 22, 2004 that it had entered into a definitive agreement with TZ Holdings, Inc. (“TZ Holdings”) and TZ Acquisition, Inc., a wholly-owned subsidiary of TZ Holdings, providing for the acquisition of T-Netix for $4.60 in cash per share of common stock. TZ Holdings was a newly formed corporation principally owned by H.I.G. Capital, LLC (“H.I.G.”), a Miami, Florida-based private equity firm. As of August 6, 2004, TZ Holdings, Inc. changed its name to Securus Technologies, Inc. (“Securus Technologies”). The acquisition was effected by a first step cash tender offer for all of T-Netix’s outstanding common stock. The tender offer commenced on February 5, 2004 and was completed on March 3, 2004. The tender offer was followed by a merger in which stockholders whose shares were not acquired in the tender offer received $4.60 per common share in cash. The acquisition was funded with $70.0 million in borrowings under T-Netix’s credit facility, $20.0 million of equity funding from TZ Holdings and T-Netix’s available cash resources. Effective March 4, 2004, the common stock of T-Netix was delisted from the NASDAQ National Market and T-Netix is now a privately-held, wholly-owned subsidiary of the Company. Accordingly, earnings per share data is not shown.

The total purchase price for T-Netix was $87.9 million representing the purchase of all outstanding common stock, including liabilities assumed as detailed below. The total purchase price for T-Netix has been allocated as follows (in thousands):

Purchase price calculations:
Payment for tendered shares	$69,241
Payment of former credit facility	18,625
Total acquisition costs	$87,866

Allocation of purchase price:
Current assets	$40,814
Accounts payable and accrued liabilities	(29,340)
Deferred income tax	(14,878)
Property and equipment, net	16,636
Goodwill	30,233
Patents and license rights	21,000
Operating contracts and customer agreements	14,800
Other Assets	8,601
Total Allocation	$87,866

On July 10, 2004, the Company formed a new wholly-owned subsidiary, New Mustang Acquisition, Inc. (“Mustang”), and entered into an agreement and plan of merger (the “Plan”) with Evercom. The Plan provided for the acquisition by Mustang of all of the outstanding common stock of Evercom for $14.50 in cash per common share. The Plan was consummated on September 9, 2004. The total purchase price for Evercom was $132.4 million, including assumed liabilities. The total purchase price for Evercom has been allocated as follows (in thousands):

Purchase price calculations:
Payment for tendered shares	$87,045
Payment of former credit facility	38,061
Transaction costs paid or accrued	4,650
Accrued severance and integration costs	2,692
Total acquisition costs	$132,448

Allocation of purchase price:
Current assets	$46,497
Accounts payable and accrued liabilities	(47,649)
Deferred income tax	(13,275)
Property and equipment, net	25,581
Goodwill	40,398
Patents and license rights	15,200
Operating contracts and customer agreements	64,956
Other Assets	740
Total Allocation	$132,448

As a result of the change in control, U.S. generally accepted accounting principles (“GAAP”) requires acquisitions by the Company to be accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations. U.S. GAAP requires the application of “push down accounting” in situations where the ownership of an entity changes, meaning that the post-transaction financial statements of the acquired entities (i.e., T-Netix and Evercom) reflect the new basis of accounting in accordance with SAB No. 54. Accordingly, the financial statements as of December 31, 2005 and 2006 and for the 355 day period from January 12, 2004 to December 31, 2004, and for the years ended December 31, 2005 and 2006 reflect the Company’s stepped-up basis resulting from the acquisitions that has been pushed down to T-Netix and Evercom. The aggregate purchase price has been allocated to the underlying assets and liabilities of T-Netix and Evercom based upon the respective estimated fair values at March 3, 2004 and September 9, 2004, respectively (the acquisition dates). Carryover basis accounting applies for tax purposes. All financial information presented prior to March 3, 2004 represents predecessor basis of accounting.

Intangible assets acquired in the T-Netix and Evercom acquisitions totaled $116.0 million, of which $7.5 million represents the value of trademarks that are not subject to amortization. The remaining $108.5 million represents acquired patents, licenses, contracts and software costs that will be amortized over the next 3 to 12 years.

The purchase price allocations resulted in $70.6 million of goodwill. Goodwill recorded in the purchase price allocations represents the value the Company paid for T-Netix and Evercom as a result of its assessment of the future prospects for growth of these businesses. None of the goodwill is deductible for income tax purposes. Furthermore, in accordance with SFAS No. 142, goodwill is not amortized, but is tested for impairment on an annual basis, or more frequently as impairment indicators arise. Impairment tests, which involve the use of estimates related to the fair market value of the business operations with which goodwill is associated, are performed as of December 31 each year. Losses, if any, resulting from impairment tests will be reflected in operating income in the consolidated statement of operations.

(3) IMPAIRMENT

Under the requirements of SFAS No. 142, the Company completed its annual impairment test for goodwill on December 31, 2004. The Company also learned in late December 2004 that its two largest telecommunications services customers, AT&T and Verizon, and its largest solutions services customer, AT&T, determined to exit the inmate telecommunications business. As a result of these announcements, management anticipated that telecommunications services revenues and solutions services revenues would decline significantly over the next several years. In the course of completing the evaluation, the Company determined that an impairment indicator required further analysis to be performed under the provisions of SFAS No. 144.

As a result of these factors, the Company recognized a $50.6 million non-cash impairment charge in December 2004 that was comprised of the following components (in thousands):

	Telecom	Solutions
	Services	Services	Total
Telecommunications equipment	$3,928	-	3,928
Patents and trademarks	11,835	4,367	16,202
Acquired contract rights	5,707	1,413	7,120
Intangibles and other assets	2,917	-	2,917
Goodwill	20,418	-	20,418
Total non-cash impairment charge	44,805	5,780	50,585

The Company employed a third party to assist in the estimation of the fair values used in the determination of the impairment. The Company, with the help of the consultant, applied widely-used and accepted valuation techniques, such as discounted cash flows of future estimated activity, to develop the fair value estimates and the resulting impairment charge. See Note 5 for additional information on the goodwill impairment.

In March 2004, the fair market value of a query transport service agreement was determined to be nil and a $0.3 million impairment charge was recorded in the Predecessor operating results during the 62 day period from January 1, 2004 to March 2, 2004. This determination was reached based on current market conditions and on T-Netix’s lack of success in marketing these rights to others.

(4) BALANCE SHEET COMPONENTS

Accounts receivable consist of the following at December 31 (in thousands):

	2005	2006
Accounts receivable, net:
Trade accounts receivable	$78,614	$75,045
Advanced commissions receivable	3,815	3,306
Other receivables	153	868
	82,582	79,219
Less: Allowance for doubtful accounts	(19,402)	(15,045)
	$63,180	$64,174

Direct call provisioning bad debt expense for the 62 day period from January 1, 2004 to March 2, 2004 was $1.6 million, or 16.5%, of direct call provisioning revenue of $9.7 million. Direct call provisioning bad debt expense for the 355 day period from January 12, 2004 to December 31, 2004 was $16.8 million, or 13.9%, of direct call provisioning revenue of $120.9 million. For the year ended December 31, 2005, direct call provisioning bad debt expense was $38.9 million or 12.8% of direct call provisioning revenue of $303.2 million. For the year ended December 31, 2006, direct call provisioning bad debt expense was $40.8 million or 12.0% of direct call provisioning revenue of $340.4 million.

At December 31, 2005 and December 31, 2006, the Company had advanced commissions to certain facilities totaling $3.9 million and $3.3 million, respectively, which are recoverable from such facilities as a reduction of earned commissions for specified monthly amounts. Amounts included in accounts receivable represent the estimated recoverable amounts during the next fiscal year.

Property and equipment consists of the following at December 31 (in thousands):

	2005	2006
Property and equipment, net:
Telecommunications equipment	$37,815	$47,420
Leasehold improvements	3,248	3,400
Construction in progress	6,624	6,727
Office equipment	9,322	13,842
	57,009	71,389
Less: Accumulated depreciation and amortization	(13,147)	(24,960)
	$43,862	$46,429

Intangibles and other assets consist of the following at December 31 (in thousands):

	2005
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$18,324	$(2,439)	$15,885	10.6
Deferred financing costs	9,022	(1,063)	7,959	7.3
Capitalized software development costs	13,416	(3,510)	9,906	4.0
Acquired contract rights	79,407	(10,871)	68,536	10.8
Deposits and long-term prepayments	1,413	-	1,413
Other	783	-	783
	$122,365	$(17,883)	$104,482

	2006
	Gross			Weighted
	Carrying	Accumulated		Average
	Value	Amortization	Net	Life
Patents and trademarks	$19,115	$(4,574)	$14,541	10.2
Deferred financing costs	9,022	(2,054)	6,968	7.3
Capitalized software development costs	18,633	(6,975)	11,658	4.3
Acquired contract rights	83,637	(20,773)	62,864	10.5
Deposits and long-term prepayments	1,755	-	1,755
Other	1,087	-	1,087
	$133,249	$(34,376)	$98,873

At December 31, 2005 and 2006, the carrying amount of trademarks assigned to patents and trademarks that were not subject to amortization was $3.0 million.

Amortization expense related to intangibles and other assets was $0.1 million, $5.1 million, $13.1 million, and $16.5 million for the 62 day period from January 1, 2004 to March 2, 2004, for the 355 day period from January 12, 2004 to December 31, 2004, for the year ended December 31, 2005, and for the year ended December 31, 2006, respectively. Estimated amortization expense related to intangibles and other assets, excluding deferred finance costs, for each of the next five years through December 31, 2011 and thereafter is summarized as follows (in thousands):

Year Ended December 31:
2007	$16,242
2008	12,075
2009	10,652
2010	9,210
2011	7,549
Thereafter	33,335
$89,063

 Accrued liabilities consist of the following at December 31 (in thousands):

	2005	2006
Accrued liabilities:
Accrued expenses	$23,943	$26,395
Accrued compensation	5,258	6,066
Accrued severance and exit costs	668	111
Accrued taxes	2,190	1,026
Accrued interest and other	5,697	5,797
	$37,756	$39,395

In conjunction with the acquisition of Evercom, the Company adopted a plan to consolidate T-Netix and Evercom operations, terminate redundant employees, and exit certain leased premises. As a result, the Company recorded a liability of $2.5 million for these costs during 2004. Of this amount, $0.8 million was capitalized as part of the Evercom purchase price representing severance for Evercom employees identified by the plan. The plan was formulated by the Company between July and September 2004 and was completed as of June 30, 2005. Approximately 70 employees were terminated under the plan. Between September 9, 2004 and December 31, 2004, the Company paid $0.5 million.

During the year ended December 31, 2005, the Company entered into separation agreements with certain executives. As a result of SFAS No. 88. Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company accrued approximately $0.6 million related to severance payment for these executives. Accrued severance and exit costs as of December 31, 2006 consists of the following (in thousands):

	Severance & Related	Leased Facility &
	Costs	Other Costs	Total
Balance at December 31, 2004	$1,754	$199	$1,953
Additions	643	-	643
Payments	(1,840)	(88)	(1,928)
Balance at December 31, 2005	557	111	668
Payments	(557)	-	(557)
Balance at December 31, 2006	$-	$111	$111

The remaining leased facility and other costs reserve is expected to be utilized in 2007.

(5) GOODWILL

The Company performed annual impairment tests as of December 31, 2004, 2005, and 2006. As a result of the annual impairment testing and recent customer developments, the Company recognized a $50.6 million non-cash impairment on December 31, 2004, of which $20.4 million represented goodwill, as further discussed in Note 3. No impairment was recorded as a result of the testing performed at December 31, 2005 and 2006. As a result of the change in valuation allowance in 2005 associated with the Company’s deferred tax assets and other purchase accounting adjustments related to deferred taxes, as further discussed in Note 8, goodwill was reduced by $11.1 million to reflect goodwill that would have been reflected in the original purchase accounting but for the deferred tax asset valuation allowance. Additionally, goodwill was reduced by $1.2 million for purchase accounting adjustments to accounts payable, accrued liabilities and intangible assets.

Goodwill allocated to the Company’s reportable segments is summarized as follows (in thousands):

	Telecom	Direct Call
	Services	Provisioning	Total
Balance at January 12, 2004 (Successor)	$-	$-	$-
Goodwill acquired in connection with T-Netix and Evercom acquisitions	20,418	50,213	70,631
Impairment loss	(20,418)	-	(20,418)
Balance at December 31, 2004	-	50,213	50,213
Impairment loss	-	-	-
Purchase price adjustments for prior year acquisitions	-	(12,277)	(12,277)
Balance at December 31, 2005	$-	$37,936	$37,936
Impairment loss	-	-	-
Balance at December 31, 2006	$-	$37,936	$37,936

(6) DEBT

Debt consists of the following at December 31 (in thousands):

	2005	2006
Revolving credit facility	$-	$3,225
Second-priority senior secured notes	154,000	154,000
Senior subordinated notes	49,745	58,756
Other	108	-
	203,853	215,981
Less unamortized discount on senior secured notes and senior subordinated notes	(5,898)	(5,339)
	197,955	210,642
Less current portion of long-term debt	(108)	-
	$197,847	$210,642

Revolving Credit Facility — The Company has a revolving credit facility (the “Revolver”) with a syndicate of banks and other lending institutions with a borrowing base limitation equal to 80% of the “eligible receivables” and 50% of inventory, as defined in the credit agreement. The Revolver provides for financing on a revolving basis of up to $30.0 million that expires on September 9, 2009. The Revolver was amended on October 12, 2005 to add a $10.0 million letter of credit facility, which is in addition to a $12.5 million letter of credit facility already contained in the original revolver prior to the amendment. Unlike the original $12.5 million letter of credit facility, letters of credit issued under the new $10.0 million facility will not directly reduce revolver borrowing availability. The amendment also reduced certain borrowing costs and increased the Company’s maximum permitted annual capital expenditures from $22.0 million to $30.0 million for the years ended December 31, 2005 and December 31, 2006. In connection with the execution of the amendment, the Company paid a $75,000 commitment fee and lender expenses which were capitalized as deferred loan costs and will be amortized as interest expense over the remaining life of the Revolver. Amounts unused under the revolving credit facility are subject to a fee, due quarterly, based on a per annum rate, as amended, of 0.375%. Advances bear simple interest at an annual rate equal to one of the following, at our option (i) the Prime Rate or (ii) a rate equal to the Eurodollar Rate as adjusted by the Eurodollar Reserve Percentage plus 2.0%, as amended. Interest is payable quarterly, following the end of each previous calendar quarter. Advances received on the Revolver bore interest at our option using the prime rate, which was 7.25% for the year ended December 31, 2005 and 8.25% for the year ended December 31, 2006. Securus Technologies draws from the available credit on the Revolver to cover normal business cash requirements. As of December 31, 2006, Securus Technologies had drawn $3.2 million of the $30.0 million of borrowing availability under the Revolver.

Under the Revolver, as amended, Securus Technologies also has available a $12.5 million and a separate $10.0 million sub-facility for letters of credit, as further described above, typically used to provide collateral for service bonds required by contracts with correctional facilities. As of December 31, 2006, $6.8 million of this line had been utilized. Securus Technologies pays a quarterly fee equal to a per annum rate of 2.125%, as amended, on amounts reserved under the letters of credit.

Second-priority Senior Secured Notes — On September 9, 2004, Securus Technologies issued $154.0 million of Second-priority Senior Secured Notes that bear interest at an annum rate of 11%. All principal is due September 9, 2011. Additionally, to the extent the Company generates excess cash flow (as defined) in any calendar year beginning with the year Ended December 31, 2005, the Company is required by the Second-priority Senior Secured Notes to offer to repay principal equal to 75% of such excess cash flow at a rate of 104% of face value. No excess cash flow payment was due for the calendar year ended December 31, 2005 or 2006 because no excess cash flow, as defined, was generated. Interest is payable semiannually on March 1 and September 1, commencing on March 1, 2005. In connection with our offering, the Second-priority Senior Secured Notes were issued at a discount to face value of $3.6 million or 97.651%. Proceeds obtained from the issuance of Second-priority Senior Secured Notes were used to finance the acquisition of Evercom and to repay outstanding long-term debt obligations. The effective interest rate is 11.6% on the Second-priority Senior Secured Notes.

Senior Subordinated Notes — On September 9, 2004, Securus Technologies issued $40.0 million of Senior Subordinated Notes, unsecured and subordinate to the Revolving Credit Facility, that bear interest at an annual rate of 17%. Interest is payable at the end of each calendar quarter, or, as restricted by the Company’s Revolving Credit Facility, is paid-in-kind by adding accrued interest to the principal balance of the Senior Subordinated notes, commencing on December 31, 2004. All outstanding principal, including interest paid-in-kind, is due on September 9, 2014 and a mandatory prepayment equal to $20.0 million plus 50% of all outstanding interest paid-in-kind is due on September 9, 2013. In connection with the issuance of the Senior Subordinated Notes, Securus Technologies issued warrants to acquire 51,011 shares of Securus Technologies, Inc. common stock at an exercise price of $0.01 per share to the Senior Subordinated Note holders. As a result, Securus Technologies discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the warrants at the time of issuance. Proceeds obtained from the issuance of the Senior Subordinated Notes were used to finance the acquisition of Evercom, repay outstanding long-term debt obligations, and for general operating purposes. During the year ended December 31, 2006, $9.0 million of paid-in-kind interest was added to the principal balance of the Senior Subordinated Notes. The effective interest rate is 18.9% on the Senior Subordinated Notes.

All of the Company’s subsidiaries (the “Subsidiary Guarantors”) are fully, unconditionally, and jointly and severably liable for the Revolving Credit Facility, Senior Subordinated Notes and Second-priority Senior Secured Notes. The Subsidiary Guarantors are wholly-owned and constitute all of the Company’s direct and indirect subsidiaries. The Company has not included separate financial statements of its subsidiaries because (a) the aggregate assets, liabilities, earnings and equity of the Company are presented on a consolidated basis and (b) the Company believes that separate financial statements and other disclosures concerning subsidiaries are not material to investors.

The Company’s credit facilities contain financial and operating covenants, among other items, that require the maintenance of certain financial ratios, including specified interest coverage ratios, maintenance of minimum levels of operating cash flows (as defined), and maximum capital expenditure limitations. These covenants also limit our ability to incur additional indebtedness, make certain payments including dividends to shareholders, invest and divest Company assets, and sell or otherwise dispose of capital stock. In the event that the Company fails to comply with the covenants and restrictions, as specified in the credit agreements, Securus Technologies may be in default at which time payment of the long term debt and unpaid interest may be accelerated and become immediately due and payable. As of December 31, 2006, we were in compliance with all of our covenants.

In connection with the issuance of its outstanding 11% Second-priority Senior Secured Notes, the Company entered into a registration rights agreement pursuant under which the Company agreed to exchange the outstanding Second-priority Senior Secured Notes for registered 11% Second-priority Senior Secured Notes due 2011 (the “Exchange Offer”). Pursuant to this registration rights agreement, the Company agreed to file a registration statement relating to such Exchange Offer on or before March 28, 2005. As a result of the Company’s failure to timely file a registration statement relating to such Exchange Offer, the Company was required to pay an additional 0.5% interest to its Second-priority Senior Secured Noteholders from March 28, 2005 to May 16, 2005, the filing date of the Exchange Offer registration statement, and from July 7 to July 27, 2005, the consummation date of the Exchange Offer.

Future maturities of debt for each of the following five years and thereafter are as follows (in thousands):

Year Ended December 31:
2007	$-
2008	-
2009	3,225
2010	-
2011	154,000
Thereafter	58,756
$215,981

The credit facilities are collateralized by all of the assets and capital stock of the Company and its subsidiaries.

The fair value of the Company’s debt instruments as of December 31, 2006 is as follows (in thousands):

Revolving Credit Facility	$3,225
Second-priority Senior Secured Notes	143,990
Senior Subordinated Notes	58,756
$205,971

The fair value of the revolving credit facility was equal to its carrying value due to the variable nature of its interest rate. The fair value of the Second-priority Senior Secured Notes is based on their quoted market value. The fair value of the Senior Subordinated Notes is estimated based on its book value since these notes are not publicly traded.

(7) SEGMENT INFORMATION — CONTINUING OPERATIONS

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for reporting operating segments in annual financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers.

The Company’s management has chosen to organize the enterprise around differences in products and services. During the period 2004 through 2006, the Company and the T-Netix predecessor had four reportable segments: Telecommunications Services, Direct Call Provisioning, Solutions Services and Equipment Sales. Through these segments, the Company provided inmate telecommunication products and services for correctional facilities, including security enhanced call processing, call validation and billing services for inmate calling. Depending upon the contractual relationship at the site and the type of customer, the Company provided these products and services through service agreements with other telecommunications service providers, including, Global Tel*Link, AT&T (formerly SBC), Embarq and FSH Communications (i.e., Telecommunication Services segment and Solutions Services segment) and through direct contracts between the Company and correctional facilities (i.e., Direct Call Provisioning segment). In addition, the Company sold systems to certain telecommunication providers (i.e., Equipment Sales segment).

The Company evaluates performance of each segment based on operating results. Total assets are those owned by or allocated to each segment. Assets included in the “Corporate and Other” column of the following table include all assets not specifically allocated to a segment. There are no intersegment sales. The Company’s reportable segments are specific business units that offer different products and services and have varying operating costs associated with such products. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company uses estimation to allocate certain direct costs and selling, general and administrative costs, as well as for depreciation and amortization, goodwill, and capital expenditures. Estimation is required in these cases because the Company does not have the capability to specifically identify such costs to a particular segment. The estimation is based on relevant factors such as proportionate share of revenue of each segment to the total business.

Segment information for the period from January 1, 2004 to March 2, 2004 (Predecessor), is as follows (in thousands):

	Direct Call	Telecommunication	Equipment	Corporate
	Provisioning	Services	Sales & Other	& Other	Total
Revenue from external customers	$9,651	$7,552	$232	$-	$17,435
Segment gross margin	$1,521	$4,426	$101	$-	$6,048
Depreciation and amortization	268	542	33	806	1,649
Other operating costs and expenses	-	-	103	9,129	9,232
Operating income (loss)	$1,253	$3,884	$(35)	$(9,935)	$(4,833)
Transaction expenses					5,365
Interest and other expenses, net					2,191
Segment loss before income taxes					(12,389)
Capital expenditures	$351	$211	$-	$-	$562

Segment information for the period from January 12, 2004 to December 31, 2004 (Successor), is as follows (in thousands):

	Direct Call	Solutions	Telecommunication	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$120,868	$18,466	$30,341	$3,701	$-	$173,376
Segment gross margin	$21,226	$2,466	$17,126	$1,675	$-	$42,493
Depreciation and amortization	6,126	-	2,155	50	4,826	13,157
Non-cash impairment	-	5,780	44,805	-	-	50,585
Other operating costs and expenses	1,753	196	-	360	30,861	33,170
Operating income (loss)	$13,347	$(3,510)	$(29,834)	$1,265	$(35,687)	$(54,419)
Transaction expenses						987
Interest and other expenses, net						14,001
Segment loss before income taxes						(69,407)
Total assets	$220,028	$17,807	$12,001	$1,538	$20,762	$272,136
Goodwill	$50,213	$-	$-	$-	$-	$50,213
Capital expenditures	$11,808	$-	$-	$-	$548	$12,356

Segment information for the period from January 1, 2005 to December 31, 2005 (Successor), is as follows (in thousands):

	Direct Call	Solutions	Telecommunication	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$303,174	$47,398	$25,313	$1,321	$-	$377,206
Segment gross margin	$63,813	$9,582	$13,824	$1,002	$-	$88,221
Depreciation and amortization	21,645	1,468	571	37	135	23,856
Other operating costs and expenses	7,778	1,261	-	31	40,013	49,083
Operating income (loss)	$34,390	$6,853	$13,253	$934	$(40,148)	$15,282
Interest and other expenses, net						26,608
Segment loss before income taxes						(11,326)
Total assets	$209,545	$26,660	$4,778	$40	$25,907	$266,930
Goodwill	$37,936	$-	$-	$-	$-	$37,936
Capital expenditures	$25,718	$-	$-	$-	$609	$26,327

Segment information for the period from January 1, 2006 to December 31, 2006 (Successor), is as follows (in thousands):

	Direct Call	Solutions	Telecommunication	Equipment	Corporate
	Provisioning	Services	Services	Sales & Other	& Other	Total
Revenue from external customers	$340,420	$45,702	$13,365	$1,113	$-	$400,600
Segment gross margin	$73,032	$11,467	$6,940	$359	$-	$91,798
Depreciation and amortization	26,835	1,124	2,167	-	132	30,258
Other operating costs and expenses	7,787	407	-	-	44,193	52,387
Operating income (loss)	$38,410	$9,936	$4,773	$359	$(44,325)	$9,153
Interest and other expenses, net						27,811
Segment loss before income taxes						(18,658)
Total assets	$218,239	$19,738	$776	$-	$20,896	$259,649
Goodwill	$37,936	$-	$-	$-	$-	$37,936
Capital expenditures	$27,028	$-	$-	$-	$148	$27,176

(8) INCOME TAXES

Income tax expense (benefit) is as follows (in thousands):

	Predecessor		Successor
	For the 62 Day	For the 355 Day
	Period from	Period from
	January 1, 2004	January 12, 2004	Year Ended	Year Ended
	to March 2,	to December 31,	December 31,	December 31,
	2004	2004	2005	2006
Current:
Federal	$-	$-	$-	$-
State	-	-	194	337
Total	-	-	194	337
Deferred:
Federal	(2,048)	(10,225)	(1,802)	2,080
State	(527)	(2,434)	(566)	(956)
Total	(2,575)	(12,659)	(2,368)	1,123
Total income tax expense (benefit)	$(2,575)	$(12,659)	$(2,174)	$1,461

Income taxes differ from the expected statutory income tax benefit, by applying the U.S. federal income tax rate of 35% to pretax earnings due to the following (in thousands):

	Predecessor		Successor
	For the 62 Day	For the 355 Day
	Period from	Period from
	January 1, 2004	January 12, 2004	Year Ended	Year Ended
	to March 2,	to December 31,	December 31,	December 31,
	2004	2004	2005	2006
Expected statutory income tax (benefit)	$(4,336)	$(24,293)	$(3,965)	$(6,518)
Amounts not deductible for income tax	1,580	7,160	1,330	1,284
State taxes, net of federal benefit	(343)	(2,447)	(391)	(218)
Change in valuation allowance	-	6,921	853	7,263
Other	524	-	(1)	(350)
Total income tax expense (benefit)	$(2,575)	$(12,659)	$(2,174)	$1,461

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities as of December 31, 2005 and 2006, respectively, are presented below (in thousands):

	2005	2006
Net current deferred income tax assets:
Allowance for doubtful accounts	$7,697	$5,681
Accrued expenses	2,743	1,990
Other	1,370	2,828
Current deferred income tax assets	11,810	10,498
Deferred income tax liabilities
Other	(361)	(264)
Current deferred income tax liabilities	(361)	(264)
Less: Valuation allowance	(3,664)	(5,079)
Net current deferred income tax asset	$7,785	$5,155
Net non-current deferred income tax assets (liabilities):
Deferred income tax assets:
Net operating loss and tax credit carryforwards	12,819	17,452
Depreciation	-	-
Accrued interest	2,309	4,288
Other	(62)	(119)
Non-current deferred income tax assets	15,066	21,621
Deferred income tax liabilities
Property and equipment principally due to differences in depreciation	(955)	(2,475)
Intangible assets due to difference in book/tax basis	(19,150)	(16,830)
Non-current deferred income tax liabilities	(20,105)	(19,305)
Less: Valuation allowance	(4,730)	(10,578)
Net non-current deferred income tax asset (liability)	(9,769)	(8,262)
Total deferred income tax asset (liability)	$(1,984)	$(3,107)

At December 31, 2006, Securus Technologies had federal net operating loss carryforwards for tax purposes aggregating approximately $47.5 million which, if not utilized to reduce taxable income in future periods, expire at various dates through the year 2025. Approximately $7.9 million of the net operating loss carryforwards are subject to certain rules under Internal Revenue Code Section 382 limiting their annual usage. Securus Technologies believes these annual limitations will not ultimately affect Securus Technologies’ ability to use substantially all of its net operating loss carry forwards for income tax purposes. As a result of the change of control related to the TZ Holdings Acquisition, the use of the net operating losses may be limited going forward under Internal Revenue Code 382.

A valuation allowance is provided when it is more likely than not that some portion or the entire net deferred tax asset will not be realized. Securus Technologies calculated the deferred tax liability, deferred tax asset, and the related valuation of net operating loss carryforward for the taxable temporary differences. The valuation allowance represents the excess deferred tax asset for the net operating loss carryforward over the net deferred tax liability. Securus Technologies has offset its net operating loss carryforwards with a valuation allowance of $15.7 million at December 31, 2006. At December 31, 2005, Securus Technologies had a valuation allowance of $8.2 million which was applied against net operating loss carryforwards. The Company increased its valuation allowance because future taxable income may not be realized to utilize net operating losses.

The exercise of stock options granted under T-Netix’s 1991 Non-Qualified Stock Plan (“NSO”) stock option plan gives rise to compensation, which is included in the taxable income of the applicable option holder and is deductible by T-Netix for federal and state income tax purposes. The income tax benefit associated with the exercise of the NSO options is recorded as an adjustment to additional paid-in capital when realized. These options expired during 2005.

(9) STOCKHOLDERS’ EQUITY

Common stock

The authorized common stock of the Company includes 935,000 shares of Common stock and 65,000 shares of Class B Common stock. At December 31, 2006, 543,859.65 shares of Common stock were issued and outstanding and 65,650.76 shares of the Class B Common stock are outstanding. Shares of Class B Common stock are subject to vesting as described below. Other than provisions related to vesting, holders of the shares of Common stock and Class B Common stock have identical rights and privileges with the exception the holders of Common stock have a $57 per share liquidation preference. The Company’s credit facilities substantially restrict the ability to pay dividends to holders of common stock.

Warrants

In connection with the financing of the acquisition of Evercom on September 9, 2004, warrants to purchase 51,011 shares of Common stock were issued to holders of the Senior Subordinated Notes. The warrant exercise price is $0.01 per share, is immediately exercisable upon issuance, and expires on September 9, 2014. As a result, Securus Technologies discounted the face value of the Senior Subordinated Notes by $2.9 million representing the estimated fair value of the stock warrants at the time of issuance.

Restricted Stock Purchase Plan

The Company adopted a 2004 Restricted Stock Purchase Plan under which certain of our employees may purchase shares of our Class B Common stock. The maximum number of authorized shares that may be delivered pursuant to awards granted under the 2004 Restricted Stock Purchase Plan is 65,000, which equals 9.8% of our total issued and outstanding shares of common stock on a fully diluted basis, subject to adjustment for changes in our capital structure such as stock dividends, stock splits, stock subdivisions, mergers and recapitalizations. On March 15, 2007, our stockholders approved an increase in the number of shares of Class B Common Stock authorized by the plan and our certificate of incorporation to 75,000 and ratified all prior issuances under the plan.

Our Board of Directors administers the 2004 Restricted Stock Purchase Plan. The plan is designed to serve as an incentive to attract and retain qualified and competent employees. The per share purchase price for each share of Class B Common stock is determined by our Board of Directors. Class B Common stock will vest based on performance criteria or ratably over a period or periods, as provided in the related restricted stock purchase agreement.

As of December 31, 2006, 65,650.76 shares of Class B Common stock were issued under the 2004 Restricted Stock Purchase Plan. 26,340.96 of these shares were acquired by the Company’s Chief Executive Officer (“CEO”) pursuant to a restricted stock purchase agreement. These shares are subject to forfeiture pursuant to the terms of the 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. With respect to 36.6% of the stock, the restriction period ends upon the sale of the Company’s stock by certain of the Company’s other stockholders. The restriction period for 31.7% of the stock ends upon the lapse of time, 6.3% each December 31 and June 30 beginning December 31, 2004. With respect to the remaining shares, the restriction period ends upon the Company attaining certain performance measures determined by the Company’s Board of Directors. 35,309.80 of the outstanding shares of Class B Common stock were issued in 2005 to seven executives of the Company. These shares are subject to forfeiture pursuant to the terms of the 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. With respect to one-third of the stock, the restriction period ends upon the sale of the Company’s stock by certain of the Company’s other stockholders. The restriction period for one-third of the stock ends upon the lapse of time, ratably over three to four years. With respect to the remaining shares, the restriction period ends upon the Company attaining certain performance measures determined by the Company’s Board of Directors and CEO. 1,330 of the outstanding shares of Class B Common stock were issued in 2005 to two members of the Board of Directors and immediately vested. Additionally these individuals were issued 2,670 shares in 2006. Further, upon a change of control of the Company, the restriction period could end for all of the restricted shares that have not previously vested. The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restriction period with respect to any such restricted shares.

The Company measures compensation expense on these restricted shares commensurate with their vesting schedules. For the portion of the restricted shares that vest contingently with the occurrence of certain events, the Company records compensation expense when such events become probable. The incremental compensation expense on the restricted shares issued was determined based on the estimated fair value of the Class B Common stock, which resulted in nil, $4.1 million, $0.1 million, and $0.1 million compensation expense charged to the consolidated statement of operations during the 355 day period from January 12, 2004 to December 31, 2004, for the 62 day period from January 1, 2004 to March 2, 2004, and for the years ended December 31, 2005 and 2006, respectively.

The following table summarizing the status of the 2004 Restricted Stock Purchase Plan for the periods presented:

	Number of	Fair Value at
	Shares	Grant Date
Balance at beginning of year - January 12, 2004	-
Granted	16,856.96
Expired and forfeited	-	$34.20
Balance at December 31, 2004	16,856.96
Granted	36,639.80	$ 5.00
Expired and forfeited	-
Balance at December 31, 2005	53,496.76
Granted	12,154.00	$ 6.00
Expired and forfeited	-
Balance at December 31, 2006	65,650.76

The following is a summary of non-vested shares as of December 31, 2006 and changes during the year.

	Number of	Weighted Average
	Shares	Fair Value
Balance at December 31, 2005	39,726.76	$11.15
Granted during the year	12,154.00	$6.00
Vested during the year	(11,334.67)	$9.95
Forfeited during the year	-	-
Balance at December 31, 2006	40,546.09	$9.94

The fair value of Class B common stock was estimated on the grant date using the option-pricing method, whereby the fair value of stock is modeled as a series of call options, representing the present value of the expected future returns to shareholders. Under this method, each class of stock is modeled with a distinct claim on the shareholders' equity value of the Company, creating three call options with various liquidation preference values that represent significant milestones for the Company's shareholders. The value of these three call options are then calculated utilizing the Black-Sholes option pricing model. The following assumptions were made in estimating fair value:

Liquidation value of Class A common shares	$57 per share
Expected term	3 years
Expected volatility	40%
Risk-free interest rate	4.69%
Minority interest discount	None
Discount for lack of marketability	20%

The total fair value of shares vesting during 2006 was $0.1 million. As of December 31, 2006, there was $0.4 million total unrecognized compensation cost related to the 2004 Restricted Stock Purchase Plan, of which $0.1 million is expected to be recognized over a weighted average period of 2 years and $0.3 million will be recognized upon the sale of the Company's stock by certain of the Company's other shareholders.

Options

The Company granted options to a member of the Company’s Board of Directors to purchase an additional 5,263 shares of our common stock at a price per share of $57, which option was exercisable within the 12-month period beginning September 9, 2004. These options expired on September 9, 2005 and the Company currently has no options outstanding.

The following information summarizes the shares subject to options:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
	2004	2004
Options outstanding – beginning of year (January 12, 2004)	-	$-
Granted	5,263	57
Expired and forfeited	-	(57)
Options outstanding – end of year	5,263	-
Options exercisable – end of year	5,263	$-

The following table summarizes information about options outstanding as of December 31, 2004:

		Weighted Average
Exercise	Options	Remaining
Price	Outstanding	Contractual Life
$57	5,263	1

Old T-Netix reserved 5,850,000 shares of common stock for employees and non-employee directors under various stock option plans (collectively the “Plans”): the 1991 Incentive Stock Option Plan (the “1991 ISO Plan”); the 1991 Non-Qualified Stock Option Plan (the “1991 NSO Plan”); the 1993 Incentive Stock Option Plan (the “1993 ISO Plan”) and the 2001 Stock Option Plan (the “2001 Plan”). The Plans provided for issuing both incentive and non-qualified stock options, which must be granted at not less than 100% of the fair market value of the stock on the date of grant. All options were granted at the fair market value of the stock as determined by the Board of Directors. Options that were issued prior to 1994 had vesting terms of one to three years from the date of grant. Substantially all of the Incentive Stock Options that were issued after 1993 had vesting terms of four years from the date of grant. All options expired ten years from the date of grant.

A summary of the Old T-Netix (Predecessor) stock option activity, and related information through March 2, 2004, is as follows:

		Options Outstanding
			Weighted
	Shares		Average
	Available	Number	Exercise
	For Grant	Of Shares	Price
Balance at December 31, 2002	953,388	3,247,629	$3.93
Granted	(80,500)	80,500	1.30
Canceled	261,090	(261,090)	3.19
Balance at December 31, 2003	1,133,978	3,067,039	3.93
Exercised	(1,133,978)	(3,067,039)	2.61
Canceled	-	-	-
Balance at March 2, 2004	-	-	$-

In March 2004, all outstanding employee incentive and non-qualified stock options were exercised and Old T-Netix’s Stock Option Plans were terminated in conjunction with the acquisition of T-Netix, Inc. by TZ Holdings (see Note 1).

Redeemable Convertible Preferred Stock

In November 2002, T-Netix obtained new financing including a $9.0 million Senior Subordinated Promissory Note, due in 2008. Subject to the issuance of this note, the lender received detachable stock purchase warrants, which were immediately exercisable, to purchase 186,792 shares of common stock at an exercise price of $0.01 per share. The estimated fair value of the stock purchase warrants, calculated using the Black-Scholes model, was recorded as a debt discount and amortized over the term of the Senior Subordinated Promissory Note. In March 2004, the warrants were exercised by the lender in conjunction with the acquisition of T-Netix by TZ Holdings (see Note 1).

(10) INTEREST RATE SWAP

Since the interest rate on the Senior Secured Term Loan outstanding under the former Credit Facility was variable, T-Netix was exposed to variability in interest payments due to changes in interest rates. Management believed that it was prudent to limit variability of its interest payments. To meet this objective, on March 31, 2003,

T-Netix entered into an interest rate swap agreement, which effectively converted the $10.5 million of variable rate debt outstanding under the former Credit Facility to a fixed rate. Under the terms of this interest rate swap agreement, the notional amount of the swap coincided with the maturity schedule of the former Senior Secured Term Loan and had an expiration date of September 2006. On a quarterly basis, T-Netix received variable interest rate payments based on 90 day LIBOR and made fixed interest rate payments of 2.4%, thereby creating the equivalent of fixed rate debt. The net effect of this agreement was to lock the effective interest rate on the former Senior Secured Term Loan at 8.4% through its maturity in 2006.

T-Netix designated the interest rate swap as a cash flow hedge in accordance with the requirements of SFAS No. 133, Accounting for Derivatives and Hedging Activities, and its amendments. Any gain or loss was recorded as interest expense in the same period or periods that the hedged transaction affected earnings. At December 31, 2003, the fair value of the interest rate swap, with quarterly settlements through September 2006, was a liability of approximately $0.1 million with the offset recorded in other comprehensive income. T-Netix assessed the valuation of the interest rate swap on a quarterly basis. T-Netix did not enter into derivative instruments for any other purpose than cash flow hedging purposes and did not intend to speculate using derivative instruments.

T-Netix entered into a New Credit Facility on March 3, 2004 and terminated the swap agreement immediately by paying the future liability to the counterparty of the contract at which time the amount recorded in other comprehensive income was reclassified to the statement of operations.

(11) RELATED-PARTY TRANSACTIONS

In connection with the acquisition of Evercom on September 9, 2004, Securus Technologies paid transaction fees and expenses of $2.6 million to one company affiliated with certain stockholders. These amounts were capitalized in connection of the acquisition of T-Netix and Evercom.

On September 9, 2004, the Company entered into a professional and consulting services agreement with a company affiliated with certain stockholders. Required minimum annual consulting fee payments for the next three years are as follows (in thousands):

Year Ended December 31:
2007	$750
2008	750
2009	563

The consulting agreement also provides for the reimbursement of direct expenses. Upon termination of the consulting agreement, the Company shall pay 2% of the enterprise value (as defined) of the Company to such affiliated company.

The professional and consulting service agreement entitles the related-party to a 2% fee based on the transaction value (as defined) for any asset or stock acquisitions by Securus Technologies.

The professional and consulting services agreement has a five-year term and is cancelable at either party’s discretion. In connection with this agreement, Securus Technologies paid $0.4 million, $0.8 million, and $0.8 million for the 355 day period from January 12, 2004 to December 31, 2004, for the year ended December 31, 2005, and for the year ended December 31, 2006, respectively. Accrued service fees due to the related party affiliated company was $0.2 million, and nil as of December 31, 2005 and December 31, 2006, respectively.

An affiliated company, Accudata Technologies, Inc. provides validation services to Securus and, accordingly, the Company paid Accudata $2.2 million, $2.0 million, and $1.3 million for their services in 2004, 2005, and 2006, respectively. Accudata paid dividends of $0.1 million in 2006. No dividend payments were received in prior years.

(12) COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

We lease office space and certain office equipment under operating lease agreements. Capital leases for the year ended December 31, 2005 expired during the fourth quarter of 2006. Most of the Company’s lease terms have escalation clauses and renewal options, typically equal to the lease term. The Company accounts for this on a straight-line basis over the life of the lease. Rent expense under operating lease agreements for the 62 day period from January 1, 2004 to March 2, 2004, for the 355 day period from January 12, 2004 to December 31, 2004, for the year ended December 31, 2005, and for the year ended December 31, 2006 was approximately, $0.2 million, and $1.2 million, $2.3 million, and $2.3 million respectively. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows (in thousands):

Year Ended December 31:
2007	$1,938
2008	1,488
2009	1,229
2010	1,176
2011	1,157
Thereafter	3,311
Total minimum lease payments	$10,299

(b) Minimum payments to customers

We are required to make the following minimum commission payments to certain of our correctional facility customers regardless of the level of revenues generated by the Company on those contracts (in thousands):

Year Ended December 31:
2007	$5,737
2008	3,157
2009	2,210
2010	1,260
2011	52
Thereafter	-
Total minimum commission payments	$12,416

No liability has been recorded as of December 31, 2006 because the Company expects to generate sufficient revenues from these contracts in future periods to offset these payments consistent with contractual and historical average commission rates and because the Company would not owe these amounts if the correctional facility customer terminates the agreement.

(c) Employment Agreements

As of December 31, 2006, we had entered into employment agreements with certain key management personnel, which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control (as defined).

(d) Customer Disputes

The Company received a letter in early 2005 from a vendor that claims the Company owes approximately $1.3 million on services rendered over a four year period that were never originally billed by the vendor. The Company disputes this claim and believes the likelihood of any potential liability is not known as of December 31, 2006.

(e) Litigation

From time to time we have been, and expect to continue to be, subject to various legal and administrative proceedings or various claims in the normal course of our business. We believe the ultimate disposition of these matters will not have a material affect on our financial condition, liquidity, or results of operations.

From time to time, inmate telecommunications providers, including our Company, are parties to judicial and regulatory complaints and proceedings initiated by inmates, consumer protection advocates or individual called parties alleging, among other things, that excessive rates are being charged with respect to inmate collect calls, commissions paid by inmate telephone service providers to the correctional facilities are too high, that a call was wrongfully disconnected, that security notices played during the call disrupt the call, that the billed party did not accept the collect calls for which they were billed or that rate disclosure was not provided or was inadequate. The plaintiffs in such judicial proceedings, including the Condes litigation described below, often seek class action certification on behalf of inmates and those who receive inmate calls against all named inmate telecommunications providers. We are also on occasion the subject of regulatory complaints regarding our compliance with various matters including tariffing, access charges and payphone compensation requirements and rate disclosure issues.

Currently, T-Netix and Evercom await final dismissal from a lawsuit in the Superior Court for the State of California in and for the County of Alameda, captioned Condes v. Evercom Systems, Inc. In Condes, T-Netix and

Evercom, along with other inmate telecommunications providers, were named in this suit, in which the plaintiffs had alleged that they were incorrectly charged for collect calls from a number of correctional facilities as a result of systematic defects in the inmate calling platforms of all the telecommunications provider defendants. Evercom and T-Netix executed a settlement agreement of this case with plaintiffs in December 2005, and the Court granted final approval to this settlement in 2006. Neither Evercom nor T-Netix admitted any wrongdoing and have vigorously denied each and every allegation in the case.

In the case captioned Sandra Judd, et al. v. AT&T, et al., initially brought in King County Superior Court in Seattle, T-Netix and several other telecommunication companies were sued on allegations of failure to comply with the audible, pre-connect disclosure of inmate call rates as required by Washington statutes and regulations. T-Netix and AT&T, the remaining defendants, obtained summary judgment in their favor in September, 2006, but that ruling was overturned by the Court of Appeals. T-Netix’s Petition for Review by the Washington State Supreme Court is pending. We cannot predict the outcome of this appeal at this time.

In October 2003, Value-Added Communications, Inc. (“VAC”) filed suit in the District Court of Dallas County, Texas against T-NETIX, Inc. (“T-NETIX”), captioned Value-Added Communications, Inc. (Plaintiff and Counter-Defendant) v. T-NETIX, Inc. (Defendant and Counter-Plaintiff) relating to a Patent License Agreement between VAC and T-NETIX (the “Agreement”) entered into in October 1996, wherein T-NETIX licensed specific patents to VAC. T-NETIX terminated the Agreement in 2003. VAC filed the lawsuit seeking, among other things, an interpretation of certain provisions of the Agreement, revival of the Agreement, a license to any of T-NETIX’s improvements to the originally licensed technology, and an award of its attorneys’ fees. T-NETIX filed counter-claims against VAC for, among other things, VAC’s failure to assign certain improvements in technology that VAC has developed since 1996. On March 6, 2007, the Dallas District Court presiding over the lawsuit signed an interlocutory summary judgment order in T-NETIX’s favor finding, among other things, that VAC is not entitled to any of T-NETIX’s technology other than the originally licensed patents and that VAC is required to automatically assign any improvements or additions it makes to the original technology to T-NETIX, with VAC maintaining the right to continue using improvements or additions it makes. The Court also found that neither party is entitled to an award of attorneys’ fees from the other for claims relating to the issues resolved in the March 6, 2007, order. T-NETIX will continue to proceed against VAC on its affirmative claims for VAC’s failure to assign its improvements and additions and will continue to vigorously defend against VAC’s claim for attorneys’ fees and VAC’s efforts to reinstate the Agreement on grounds unrelated to the March 6, 2007, order. No trial date has been set for the issues that remain in the case. No evaluation of the likelihood of any outcome or reasonable estimate of range of potential loss can be made at this time.

In May 2005, TIP Systems, LLC and TIP Systems Holdings Co., Inc. (“TIPS”) filed suit in the United States District Court for the Southern District of Texas (Houston Division) against numerous defendants including Evercom, Inc., Evercom Systems, Inc., Evercom Holdings, Inc., T-NETIX, Inc., T-NETIX Telecommunications Service, Inc., and TZ Holdings, Inc. (referred to collectively as “Evercom”) captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v. Phillips & Brooks/Gladwin, Inc., et al. In TIP Systems, the Evercom Defendants, along with other inmate telecommunications providers, were alleged to have infringed on patents concerning "cord-free" or "hands-free" inmate phone technology. This lawsuit against the Evercom Defendants was dismissed on March 1, 2007, when the Evercom Defendant’s motion for summary judgment was granted on the issue of non-infringement. The time for an appeal has not yet elapsed. Additionally, the TIP Systems entities have filed a lawsuit captioned TIP Systems, LLC and TIP Systems Holding Co., Inc. v. SBC Operations, Inc., et. al., which was also filed in the Southern District of Texas. Securus Technologies, Inc. is a named party to the suit, which alleges substantially similar allegations concerning patent infringement claims for "cord-free" or "hands-free" inmate phone technology.  Securus Technologies denies any wrongdoing and will vigorously defend each and every allegation in the case.

In April 2005, T-NETIX, Inc. filed suit in the United States District Court for the Northern District of Texas (Dallas Division) against VAC for patent infringement in the case styled T-NETIX, Inc v. Value-Added Communications, Inc v. Securus Technologies, Inc. VAC filed an answer and a counterclaim in this matter, adding Securus Technologies as a party. VAC seeks declaratory judgments as to non-infringement and invalidity. Discovery is on-going at this time. Trial in this matter is set for June 2007. No evaluation of the likelihood of any outcome can be made at this time.

In November 2005, Securus Technologies, Inc. filed suit in the District Court of Dallas County, Texas, against AGM Telecom Corporation and former employees of various Company affiliates, captioned Securus Technologies, Inc. v. David McEvilly, George McNitt, Thomas Miller, Steven Capitano, Brian Dietert, and AGM Telecom Corporation, alleging, among other things, breach of contract and misappropriation of trade secrets. In the lawsuit, various defendants have counterclaimed for alleged violations of the Texas Business & Commerce Code, for disparagement, defamation, and tortious interference. Defendants have also moved to stay the case and have requested the court compel arbitration of the matter and several evidentiary hearings were held on the motion, with the final hearing concluding on February 9, 2007. On March 12, 2007, the court issued an oral ruling granting the motion. The parties are in the process of negotiating the wording of the order reflecting the court’s ruling. The Company is in the process of evaluating its legal options in light of the ruling, including appeal or the institution of an arbitration proceeding. The Company denies any wrongdoing with respect to the alleged counterclaims and will vigorously defend each and every counterclaim asserted by defendants. No evaluation of the likelihood of any outcome can be made at this time.

In February 2006, Evercom and T-Netix were named in a putative class action in Florida federal court captioned Kirsten Salb v. Evercom Systems, Inc., et al.  Evercom and its wholly owned billing agent are alleged to have violated the Florida Deceptive and Unfair Trade Practices Act and other common law duties because of the alleged incorrect termination of inmate telephone calls.  Plaintiff seeks restitution and compensatory damages on behalf of a class of persons who receive inmate calls from Florida correctional sites that are served by Evercom or T-Netix platforms.  Evercom has moved for summary judgment on all claims, and we await the Court’s decision. T-Netix has moved for complete dismissal of all claims, and we await the Court’s decision.   No class has been certified yet. We cannot predict the scope of liability or the outcome of the case at this time.

In October 2006, T-NETIX, Inc. and Evercom Systems, Inc., filed suit in the U.S. Federal District Court for the Eastern District of Texas against (i) Global Tel*Link Corporation; (ii) AGM Telecom Corporation; (iii) Inmate Calling Solutions, Inc.; (iv) Encartele, Inc.; (v) TIP Systems, LLC and TIP Systems Holding Company, Inc.; and (vi) FSH Communications, LLC. for patent infringement of several patents related to the inmate correctional services and telecommunications industry by each such defendant. This case is in its early stages and we cannot predict the outcome at this time.

Finally, the FCC has asked for public comment on a proposal from an inmate advocacy group to impose a federal rate cap on interstate inmate calls.  This proceeding could have a significant impact on the rates that Evercom, T-Netix and other companies in the inmate telecom business may charge.  Although similar proposals have been pending before the FCC for more than three years without action by the agency, this newest proceeding is nonetheless in its early stages, and the outcome cannot be predicted at this time.

(13) SUBSEQUENT EVENTS

In the first quarter of 2007, the Company reduced its estimate of the useful life of certain telecommunications equipment to reflect the installation, over the next several years, of our new centralized voice over internet protocol architecture. This change will increase 2007 net loss by approximately $1.9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1. Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

2. Internal Control Over Financial Reporting

In accordance with SEC Release No. 33-8760, the Company will omit the report of the Company’s management on internal control over financial reporting and file such report in our Annual Report on Form 10-K covering the fiscal year ended December 31, 2007. Our independent auditors will perform an initial internal control attestation engagement for the year ending December 31, 2008.

3. Changes In Internal Control Over Financial Reporting

The Company began a comprehensive review and evaluation of internal controls in 2005 and continued assessing certain controls and implementing enhancements throughout 2006. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. MANAGEMENT

The following is a list of our executive officers, other senior officers and directors as of March 1, 2007.

All of our directors serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. Our executive officers are appointed by and serve at the discretion of our board of directors. There are no family relationships between any of our directors or executive officers.

Name	Age	Position
Richard Falcone	62	Chairman, President and Chief Executive Officer
Keith Kelson	40	Chief Financial Officer, Treasurer and Assistant Secretary
Dennis Reinhold	46	Vice President, General Counsel and Secretary
John Viola	56	Vice President and General Manager, Correctional Systems
Randy Hoffman	57	Vice President and General Manager, Partner Solutions
Robert Rae	39	Executive Vice President, Operations and Information Technology
Sami Mnaymneh	47	Director
Tony Tamer	46	Director
Brian Schwartz	38	Director
Douglas Berman	40	Director
Lewis Schoenwetter	36	Director
Richard Cree	57	Director
Jack McCarthy (1)	64	Director
James Neal Thomas (1)	61	Director
(1)	Member of the Audit Committee

The following information summarizes the principal occupations and business experience, during the past five years, of each of our directors and executive officers.

Richard Falcone serves as our Chairman, President and Chief Executive Officer.  Mr. Falcone served as Chief Executive Officer of Evercom from October 2000 until we acquired it in September 2004.  Prior to joining Evercom, Mr. Falcone was a Senior Vice President for AT&T serving in a variety of capacities, including leading AT&T’s Small Business Markets servicing organization of several thousand employees and establishing AT&T’s national e-Servicing strategy.  Mr. Falcone received a B.S.E.E.  from Northeastern University and has had Executive Level education at MIT Sloan, Stanford University, Brookings Institute in Tokyo and the International Institute for Management Development (IMD) in Lausanne, Switzerland.  Mr. Falcone has served on the Board of the National Foundation of Women Business Owners and is a founding father of the National Black Business Council.

Keith Kelson serves as our Chief Financial Officer and Assistant Secretary.  Mr. Kelson served as Evercom’s Chief Financial Officer from March 2000 until we acquired it in September 2004.  Prior to joining Evercom, Mr. Kelson was a certified public accountant in the accounting and auditing services division of Deloitte & Touche LLP and held various financial positions with subsidiaries of Kaneb Services, Inc.  Mr. Kelson has over 19 years of combined accounting experience, serving seven of those years with Deloitte & Touche LLP and twelve years in financial management (including nine years with the Company and its predecessors).  Mr. Kelson has a B.B.A. in Accounting from Texas Christian University, from which he graduated cum laude.  Mr. Kelson is a certified public accountant, and has had Executive Level education at IMD International in Lausanne, Switzerland.

Dennis Reinhold serves as our Vice President, General Counsel and Secretary. Prior to joining Securus in August 2005, Mr. Reinhold served as the Associate General Counsel of SOURCECORP, Inc. While employed at

SOURCECORP, SOURCECORP was a public company (NASDAQ: SRCP) with approximately 7,000 employees worldwide, and specialized in business process outsourcing of critical data and documents. In that role, he was responsible for the worldwide legal function of the Business Process Solutions Division, the Statement Solutions Division, the Legal Claims Division and the Direct Mail Division. While at SOURCECORP, he was the company’s Chairman of the Juvenile Diabetes Research Foundation, and helped propel SOURCECORP to one of the largest corporate fundraisers for Juvenile Diabetes in the DFW area. Prior to his position at SOURCECORP, Mr. Reinhold served as Division General Counsel/ Director of International Legal Affairs and Assistant Secretary for AAF-McQuay, Inc. Mr. Reinhold has over 20 years of legal experience, both in law firms and in-house positions, with an emphasis in practicing in the areas of corporate and international law. Mr. Reinhold has a J.D. from St. Louis University; a B.S. in Marketing and Business Administration from the University of Illinois and he completed the Advanced Management Program at The Wharton School, University of Pennsylvania. Mr. Reinhold was one of 20 finalists in the 2006 Dallas Business Journal’s Best Corporate Counsel Awards, and in 2006, he was awarded a National Leadership Award by the National Republican Congressional Committee. Mr. Reinhold has served on numerous civic organizations, including the Board of Directors for the Louisville Ballet.

John Viola serves as our Vice President and General Manager, Correctional Systems.  Mr. Viola served as the Vice President and General Manager of Evercom Correctional Systems from November 2000 until we acquired it in September 2004.  Prior to joining Evercom, Mr. Viola served as Vice President of Sales and Marketing for a national e-commerce and connectivity company.  Mr. Viola also served as General Manager of AT&T’s small business group in the western United States during his 18-year tenure with AT&T.  Mr. Viola has over 25 years of experience in senior level sales, marketing and management.  Mr. Viola holds a B.A.  in Marketing and Management from the University of Illinois, an M.B.A.  from Roosevelt University in Chicago and has Executive Level education from Texas A&M University.  Mr. Viola has served on numerous civic organizations, including the Board of Directors for the Public Education Business Coalition and Colorado Uplift, promoting education for inner city youths.

Randy Hoffman serves as our Vice President and General Manager, Partner solutions.  Mr. Hoffman served as Evercom’s Vice President and General Manager of solutions from January 2001 until we acquired it in September 2004.  Prior to joining Evercom, Mr. Hoffman was Vice President of Fairpoint Communications, a North Carolina-based CLEC.  Mr. Hoffman also served as General Manager of AT&T responsible for Small Business Markets, Mid-Sized Growth accounts and AT&T’s largest global customers.  Mr. Hoffman has more than 26 years of experience in the telecommunications industry with a background in sales and marketing.  Mr. Hoffman holds a B.B.A.  in Management from Texas Tech University.  Mr. Hoffman has served on the Board of Directors of numerous civic organizations, including the St.  Louis Symphony, Junior Achievement and the Regional Commerce and Growth Organization.  He has also served as Vice Chairman of the St. Louis Sports Commission.

Robert Rae serves as our Executive Vice President, Operations and Information Technology, leading Securus' Operations, Service, and Information Technology organizations. Prior to joining Securus, Mr. Rae was Vice President of Operations for EngineX Networks, an engineering professional services firm specializing in engineering carrier telecommunications networks. Mr. Rae has also held leadership roles with Fujitsu, where he led international professional services and technical support operations, and with Bell Atlantic, where he led strategic planning of operations and engineering of telecommunications networks. Mr. Rae has a B.A. in Economics and a B.S. in Psychology from the University of Pittsburgh and an M.B.A. from the Katz Graduate School of Business. Mr. Rae has had Executive Level education at the Wharton School of Business.

Sami Mnaymneh has served as a member of our board of directors since February 2004. Mr. Mnaymneh is a co-founding Partner of H.I.G. Capital and serves as a Managing Partner of the firm. Mr. Mnaymneh has been an active investor in a number of industries throughout H.I.G.’s life.  Prior to founding H.I.G.  in 1993, Mr. Mnaymneh was a Managing Director at The Blackstone Group, a prominent New York based merchant bank, where he specialized in providing financial advisory services to Fortune 100 companies.  Over the course of his career, Mr. Mnaymneh has led over 75 transactions with an aggregate value in excess of $10 billion.  He currently serves on the board of directors of several H.I.G.  companies. Mr. Mnaymneh earned a B.A degree from Columbia University and subsequently received a J.D. degree and an MBA degree, with honors, from Harvard Law School and Harvard Business School, respectively.

Tony Tamer has served as a member of our board of directors since February 2004.  Mr. Tamer is a co-founding Partner of H.I.G. Capital and serves as a Managing Partner of the firm.  Mr. Tamer has been an active investor in a number of industries throughout H.I.G.’s life. Prior to founding H.I.G. in 1993, Mr. Tamer was a partner at Bain & Company, one of the world’s leading management consulting firms, and, through Bain Capital, one of the most successful private equity funds in the United States.  Mr. Tamer has extensive operating experience, particularly in the communications and semiconductor industries, having held marketing, engineering and manufacturing positions at Hewlett-Packard and Embarq (formerly Sprint) Corporation.  Mr. Tamer holds an M.B.A. degree from Harvard

Business School, and a Masters degree in Electrical Engineering from Stanford University. His undergraduate degree is from Rutgers University. He currently serves on the board of directors of several H.I.G. companies.

Brian Schwartz has served as a member of our board of directors since February 2004 and served as our President until we acquired Evercom in September 2004.  Mr. Schwartz is a Managing Director at H.I.G. Capital.  Since joining H.I.G.  in 1994, Mr. Schwartz has led numerous transactions in a diverse set of industries including business services (healthcare and IT), building products, and manufacturing. Prior to joining H.I.G., Mr. Schwartz was a Business Manager in PepsiCo Inc.’s strategic planning group.  Mr. Schwartz began his career with the investment banking firm of Dillon, Read and Co. where he advised clients on transactions encompassing initial public offerings, debt offerings and mergers and acquisitions.  Mr. Schwartz earned his M.B.A. from Harvard Business School and his B.S.  with honors from the University of Pennsylvania.  He currently serves on the board of directors of several H.I.G. companies.

Douglas Berman has served as a member of our board of directors since February 2004.  Mr. Berman is a Managing Director at H.I.G. Capital.  He has made investments in the manufacturing, telecommunications, and business services industries.  Since joining H.I.G. in 1996, Mr. Berman has led a number of industry consolidations, purchasing more than 30 businesses creating several industry-leading companies.  Prior to joining H.I.G., Mr. Berman was with Bain & Company, where he managed a variety of projects for Fortune 100 clients, developing expertise in telecommunications, financial services, and manufacturing.  Mr. Berman currently serves on the board of directors of several H.I.G.  companies. Mr. Berman earned an MBA from the Wharton School, and a Bachelor of Arts degree with Honors in Economics from the University of Virginia.

Lewis Schoenwetter has served as a member of our board of directors since February 2004 and served as our Vice President, until January 1, 2006.  Mr. Schoenwetter is a Managing Director at H.I.G.  Capital.  With more than 10 years of experience in private equity investing, Mr. Schoenwetter has played a significant role in more than 30 acquisitions with an aggregate value in excess of $2 billion.  Prior to joining H.I.G.  in April 2003, Mr. Schoenwetter was a director with Levine Leichtman Capital Partners.  He currently serves on the board of directors of several H.I.G. companies.

Richard E. Cree has served as a member of our Board of Directors, and previously as Chairman, since March 2004.  Prior to becoming our Chairman, Mr. Cree served as Chief Executive Officer of T-Netix from November 2002 until we acquired it in September 2004, Chief Operating Officer from June 1999 through March 2000 and Executive Vice President of Business Development from April 2000 through November 2002.  From 1989 to 1999, Mr. Cree was the Chief Executive Officer and President of Gateway Technologies, Inc.  From 1982 to 1988, Mr. Cree was Executive Vice President of American Republic Bancshares, a bank holding company based in New Mexico.  From 1971 to 1982, Mr. Cree served as President and Chief Executive Officer of C-Five, a telecommunications company specializing in the manufacture and development of peripheral telecommunications equipment.

Jack McCarthy has served as a member of our board of directors since May 9, 2005.  Mr. McCarthy also currently serves on the board of directors, audit committee, and compensation committee of Webco Industries, Inc.  From 1986 to 2002 Mr. McCarthy held various positions at The Williams Companies, Inc., including Senior Vice President of Finance and Chief Financial Officer.  From 1983 to 1986, Mr. McCarthy was the Executive Director of Tax at Tenneco, Inc.  where he was responsible for national and international tax planning.  Prior to joining Tenneco, Inc., Mr. McCarthy was the Vice President of Tax of The El Paso Company from 1978 to 1983.  Mr. McCarthy is a certified public accountant and was a manager in the tax division of Arthur Young & Company.  Mr. McCarthy holds a B.B.A.  and M.B.A from University of Michigan and a J.D.  from Wayne State University.

James Neal Thomas has served as a member of our board of directors since May 9, 2005.  Mr. Thomas served on the board of directors of Haggar Corp. and chaired its audit committee until November 2005.  Until 2000, Mr. Thomas was a senior audit partner of Ernst & Young, LLP, where he began his career in 1968.  While at Ernst & Young, Mr. Thomas served mostly Fortune 500 companies including Wal-Mart Stores, Inc., The Williams Companies, Inc.  and Tyson Foods, Inc.  Mr. Thomas is a retired certified public accountant and holds a degree in accounting from the University of Arkansas.

Board Committees

Our board of directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and a standing audit committee. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.

Jack McCarthy and James Neal Thomas comprise our audit committee. Each of the members of the audit committee qualify as a financial expert, as such term is defined by SEC regulations, and are independent, as defined by the National Association of Securities Dealers Rule 4200. The duties and responsibilities of the audit committee include the appointment and termination of the engagement of our independent public accountants, otherwise overseeing the independent auditor relationship, reviewing our significant accounting policies and internal controls and reporting its findings to the full board of directors. Mr. Thomas serves as our audit committee chair.

Code of Ethics

We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of ethics, which also applies to our directors and all of our officers and employees, is filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

We, the members of the Board of Directors of the Company, have reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based upon this review and discussion, the Board recommends that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

BOARD OF DIRECTORS
Richard Falcone
Sami Mnaymneh
Tony Tamer
Brian Schwartz
Douglas Berman
Lewis Schoenwetter
Richard Cree
Jack McCarthy
James Neal Thomas

Compensation Discussion and Analysis

Introduction

We have a simple executive compensation program which is intended to provide appropriate compensation that is strongly tied to our results. The program has only three major components: salary, annual bonus and a restricted stock purchase plan. The program provides executives with a significant amount of variable compensation dependent on our performance. For example, for our chief executive officer more than half of his cash compensation is variable and a significant part of his total potential compensation is via our restricted stock purchase plan.

The compensation program’s overall objective is to enable us to obtain and retain the services of highly-skilled executives. The principles of our executive compensation program are reflected in its two variable compensation components: annual bonus and the restricted stock purchase plan. The program seeks to enhance our profitability and value by aligning closely the financial interests of our executives with those of our stockholders. This alignment is created by strongly linking compensation to the achievement of important financial goals. Our ability to reach the financial goals is dependent on strategic activities. However, at the executive level, we measure success in these strategic activities principally by the effect on our financial performance. The compensation program considers the cash flow, accounting and tax aspects to support the financial efficiency of the programs.

The compensation program reflects that we operate with a small team of executives. The executives are each given significant and extensive responsibilities which encompass both our strategic policy and direct day-to-day activities in sales and marketing, finance, legal and regulatory, customer service, product development, and other similar activities. The compensation program conditions significant portions of management pay on the achievement of annual (for bonuses) and long-term (for restricted stock) financial performance goals.

The compensation packages for executives are designed to promote team work by generally using the same performance goal for the annual bonus for all executives. The individual initiative and achievement of an executive is reflected in the level of salary and bonus, which is determined annually by our board of directors. Of course, the primary evaluation of individual performance is made in the decision to retain the services of the executive. If an individual executive is not performing to expectations, the executive is not retained.

Elements of Compensation

Our compensation program has only three principal elements: salary, annual bonus, and a restricted stock purchase plan. The remaining compensation paid through employee benefits and perquisites is not significant in amount or as a percentage of any executive’s compensation.

Salary. We recognize that paying a reasonable cash salary is necessary to enable us to obtain and retain services of highly-skilled executives. We believe that a reasonable salary is a component of a well-rounded compensation program.

Annual Bonus. We believe that an annual cash bonus provides a means to measure and, if appropriate, reward elements of corporate performance that are closely related to the efforts of executives. Under the Summary Compensation Table following this section, the annual bonus is reported in the column labeled “Non-Equity Incentive Plan Compensation” rather than in the “Bonus” column. This reporting reflects that the annual cash bonus has pre-established and generally non-discretionary goals that determine whether any amount will be paid. Under the Summary Compensation Table, the “Other Bonus” column is used for discretionary payments without pre-established goals. We refer to our annual cash incentive program as a bonus program.

Because salaries alone would not be sufficient to reach a reasonable level of potential cash compensation to properly incent key executives, we believe it is appropriate and necessary to make bonus payments in cash on an annual basis when earned. We choose to pay bonuses in cash rather than stock because we anticipate that executives would use this payment to supplement their salaries. Also, if the annual bonus were paid in stock, the total compensation package would be overweighted in stock. Consequently, executives might discount the future value of the benefit from the stock, which could put us at a competitive disadvantage. The annual bonus as a percentage of an executive’s total potential cash compensation generally increases with the level and responsibilities of the executive.

Long-term Incentive – Restricted Stock Purchase Plan. We provide a long-term incentive compensation program that is based on our stock through the use of a restricted stock purchase plan. For stockholders, the long-term value of our stock is the most important aspect of our performance. The price of our stock is the principal factor in stockholder value over time. The value of a restricted share is tied directly and primarily to the ultimate fair value of our stock. Restricted stock is a means of aligning financial interests of executives and stockholders.

We believe that stock-based incentives through the restricted stock purchase plan ensure that our top officers have a continuing stake in our long-term success. We maintain the 2004 Restricted Stock Purchase Plan to provide executives with opportunities to acquire our Class B Common Stock and our policy is to allow only executive officers and key employees to participate.

Employee Benefits. Our executives participate in all of the same employee benefit programs as other employees. and on the same basis. These programs are a tax-qualified retirement plan, health and dental insurance, life insurance, and disability insurance. Our only active retirement plan is a 401(k) plan in which executives participate on the same basis as other employees. We make a matching contribution to the 401(k) plan. The amount of the matching contribution depends on the percentage of their own compensation, up to IRS limits, that each executive chooses to defer in the 401(k) plan. In 2006, the amount of our matching contributions for the named executive officers ranged from $9,462 to $5,034 as shown in the “All Other Compensation” column on the Summary Compensation Table following this section.

Perquisites. We provide perquisites only for our chief executive officer, Mr. Falcone, which consists of a car allowance of $850 per month. Mr. Falcone is taxed on this allowance.

Key Factors in Determining Compensation

Performance Measures. The annual bonus has been measured principally on our earnings before interest, taxes, depreciation and amortization (“EBITDA”). All of our executives have the same EBITDA target for their annual bonus. EBITDA is used because we believe that it represents the best measurement of our operating earnings. The annual bonus is intended to be paid primarily based on actions taken and decisions made during that fiscal year. Interest, taxes, depreciation and amortization are excluded because those items can significantly reflect our long-term decisions on capital structure and investments rather than annual decisions. We believe it is appropriate to determine bonuses based on our EBITDA, which measures our performance as an entity, particularly considering there is no public market for our stock. Because EBITDA for performance purposes is intended to reflect operating earnings, our Board of Directors may make adjustments in the calculation of EBITDA to reflect extraordinary events, such as amounts we incur to comply with the Sarbanes Oxley Act of 2002.

The bonus based on EBITDA is measured on an annual basis. The use of annual targets fits with our annual business plan and allows us to measure the executive group’s performance against targets which we believe can be set in a reasonable manner.

The estimated fair value of our stock is used for all long-term incentive purposes through the restricted stock purchase plan. We estimate the value of our stock annually by obtaining a valuation by an accredited firm.

We have not had the need to establish a policy for the adjustment or recovery of awards or payments when the relevant performance measures are restated or adjusted in a way that would reduce the size of the award or payment. The Board of Directors has the discretion to waive or reduce a performance goal but this authority has been used infrequently.

Individual Executive Officers. For compensation setting purposes, each named executive officer is considered individually, however, the same considerations apply to all executives. In setting salary, the primary factors are the scope of the officer’s duties and responsibilities, the officer’s performance of those duties and responsibilities, the officer’s tenure with us, and a general evaluation of the competitive market conditions for executives with the officer’s experience.

For the named executive officers and other executives, annual bonus potential is set as a percentage of salary. The percentage of salary amounts used for this purpose reflects the officer’s duties and responsibilities. The same measurement, EBITDA, is used for all officers to encourage the officers to focus on the same Company goals. In setting the salary and bonus potential, we look at total potential cash compensation for reasonableness and for internal pay equity.

We have not looked specifically at amounts realizable from prior year’s compensation in setting compensation for the current year. We believe that the amount of compensation for each year should be reasonable for that year.

Determining the Amount of Each Type of Compensation

Roles in Setting Compensation. Mr. Falcone, as chairman, president and chief executive officer, makes recommendations to the Board of Directors with respect to compensation of executives (including the named executive officers) other than himself for each of our compensation elements. The Board of Directors reviews, and in some cases revises, the salary and bonus potential recommendations for these executives. The Board of Directors makes the determination about all restricted stock issuances.

The Board of Directors makes an independent determination with respect to the compensation for Mr. Falcone as chairman, president, and chief executive officer. This determination involves all elements of his compensation.

Mr. Falcone has an employment agreement that establishes minimum salary and bonus potential, which was executed on November 13, 2006.

Timing of Compensation Decisions. Compensation decisions, including decisions on restricted stock issuances, are generally made periodically by the Board of Directors, typically in March of each year.

Salary. We intend for the salary levels of our executives to be in the competitive market range but do not engage in a formal market analysis. Executives are generally considered for salary adjustments annually.

Bonus. Cash bonus opportunities are established annually in accordance with our incentive plan. The amount of annual bonuses earned or unearned is not a major factor in base salary decisions.

Restricted Stock. The restricted stock purchase plan is designed primarily to provide incentives to those executives who have the most potential to impact stockholder value. The restricted stock purchase plan gives consideration to reasonable compensation levels. Generally, the restricted stock is set initially and then periodically reviewed by the Board of Directors.

Other Compensation. Other types of compensation, including employee benefits and perquisites, do not impact other compensation decisions in any material way. The employee benefits are changed for executives at the same time and in the same manner as for all other employees.

Balancing Types of Compensation. As noted above, we do not maintain any supplemental retirement plans for executives or other programs that reward tenure with us more than our actual performance. Our restricted stock grants are our method of providing a substantial part of an executive’s retirement and wealth creation. In contrast, we expect that most executives will use their salary and annual cash bonus primarily for current or short-term expenses. Since the restricted stock plan is our primary contribution to an executive’s long-term wealth creation, we determine the size of the restricted stock purchase plan with that consideration in mind. We intend that our executives will share in the creation of value in the Company but will not have substantial guaranteed benefits upon their termination if value has not been created for our stockholders.

Other Matters Related to Compensation

Tax and Accounting Considerations. We are covered by Internal Revenue Code section 162(m) that may limit the income tax deductibility to us of certain forms of compensation paid to our named executive officers in excess of $1,000,000 per year. If these limits should become of broader applicability to us, we will consider modifications to our compensation practices, to the extent practicable, to provide appropriate deductibility for compensation payments.

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” for the year ended December 31, 2006. Statement No. 123(R) is an accounting standard that requires the fair value of all stock issued to employees to be recorded as an expense over the related vesting period. We considered Statement No. 123(R) in our issuance of stock under the 2004 Restricted Stock Purchase Plan, however, our financial statements were not significantly impacted by the statement.

Change of Control Triggers. We provide a change in control benefit under the Restricted Stock Purchase Plan, which provides for immediate vesting upon a change in control. We believe this benefit will help protect stockholders’ interests during any negotiations relating to a possible business combination transaction by encouraging our top executives to remain with us through a business combination transaction.

The only other termination or change in control agreements are contained in our employment agreement between us and our chairman, president, and chief executive officer, Mr. Falcone, and an employment letter agreement with our chief financial officer, Mr. Kelson. Each of these officers will receive certain compensation if they are terminated without cause.

No Stock Ownership Guidelines. We have not adopted any stock ownership requirements or guidelines, but each holder of our Restricted Stock is subject to the terms of his or her respective stock purchase agreement and the Restricted Stock Purchase Plan. We have not adopted any policies about hedging the economic risk of our stock. We believe that no executives have engaged in hedging or similar activities with our stock.

Compensation Information. We have not engaged in any formal benchmarking of any element of compensation or total compensation in recent years. We have, however, reviewed publicly available compensation information about other comparable companies in the telecommunications industry.

Fiscal 2006 Compensation

For the 2006 fiscal year, the compensation of executives was set and administered consistent with the philosophy and polices described above. The salaries for the named executive officers are shown on the Summary Compensation Table following this section.

For the named executive officers during the 2006 fiscal year, the potential bonus as a percentage of base salary ranged from 50% to 100%.

The stock issued in 2006 under the 2004 Restricted Stock Purchase Agreement to our chief executive officer was done in conjunction with a new employment agreement. We believe that the restricted stock will be an appropriate incentive for the chief executive officer and other executives to stimulate our performance for 2007 and future years.

Information about the restricted stock issued to the chief executive officer in fiscal 2006 is reflected in the Summary Compensation Table. The 2006 annual expense for restricted stock as determined under Statement No. 123(R) is shown in the “Stock Awards” column on the Summary Compensation Table following this section. The number of shares of stock, grant date, and grant date fair value of the stock issued in 2006 are shown on the Grants of Plan-Based Awards table. The restricted stock issued to the named executive officers was 78% of the total restricted shares issued in fiscal 2006.

The following table sets forth the summary compensation for each of our named executive officers for the years ended December 31, 2004, 2005 and 2006.

Summary Compensation Table

Name and								Non-Equity		All Other
Principal					Stock		Option	Incentive Plan		Compensation
Position	Year	Salary		Bonus	Awards		Awards	Compensation		(5)	Total
Richard Falcone -	2006	$355,679		$485,500	$79,938		$-	$420,000		$19,160	$1,360,277
Principal Executive	2005	$349,900		$-	$86,517		$-	$765,412		$8,305	$1,210,134
Officer, Chairman,	2004	$107,658	(1)	$-	$-	(2)	$-	$148,153	(1)	$1,731	$257,542
President, and Chief
Executive Officer
Keith Kelson -	2006	$198,375		$-	$5,486		$-	$110,468		$6,441	$320,770
Principal Financial	2005	$182,829		$-	$6,401	(4)	$-	$83,000		$6,032	$278,262
Officer, Chief,	2004	$42,959	(3)	$-	$-		$-	$40,830	(3)	$1,900	$85,689
Financial Officer, and
Assistant Secretary
John Viola -	2006	$179,038		$-	$5,320		$-	$94,640		$7,735	$286,733
Vice President and	2005	$172,526		$-	$6,207	(4)	$-	$87,000		$6,178	$271,911
General Manager,	2004	$47,832	(3)	$-	$-		$-	$33,426	(3)	$1,795	$83,053
Correctional Systems
Randy Hoffman -	2006	$68,115		$-	$5,320		$-	$14,583		$6,128	$94,146
Vice President and	2005	$171,883		$-	$6,207	(4)	$-	$70,000		$6,178	$254,268
General Manager,	2004	$46,671	(3)	$-	$-		$-	$33,881	(3)	$1,935	$82,487
Partner Solutions
Bob Rae - Executive	2006	$162,191		$20,000	$5,320		$-	$99,000		$5,034	$291,545
Vice President,	2005	$153,076		$-	$6,207	(4)	$-	$70,000		$5,486	$234,769
Operations and	2004	$37,869	(3)	$-	$-		$-	$29,775	(3)	$1,915	$69,559
Information Technology
Dennis Reinhold -	2006	$183,115		$-	$4,073		$-	$92,700		$7,500	$287,388
Vice President, General	2005	$69,230		$-	$2,885	(4)	$-	$82,000		$-	$154,115
Counsel and Secretary	2004	$-		$-	$-		$-	$-		$-	$-

(1)   The above compensation does not include salary of $242,231 and bonus payments of $458,000 earned from January 1, 2004 through September 9, 2004 during Mr. Falcone’s employment with Evercom as Chief Executive Officer.

(2)   Contemporaneously with the consummation of the acquisition of Evercom and pursuant to the Company’s 2004 Restricted Stock Purchase Plan, Mr. Falcone purchased 16,856.96 shares of restricted stock of the Company for $0.01 per share or $168.57.

(3)   The above compensation does not include salary and bonus payments earned by the respective officers from January 1, 2004 to September 9, 2004 during their employment with Evercom.  Mr. Kelson, Mr. Viola, Mr. Hoffman and Mr. Rae earned salaries of $91,153, $99,936, $97,347 and $81,245, respectively, during this period.  Mr. Kelson, Mr. Viola, Mr. Hoffman and Mr. Rae earned bonuses of $83,200, $91,538, $107,101 and $67,850, respectively, during this period.

(4)   In 2005, Mr. Kelson, Mr. Viola, Mr. Hoffman, Mr. Rae, and Mr. Reinhold were awarded 6,583 shares, 6,384 shares, 6,384 shares, 6,384 shares, and 4,888 shares, respectively, of restricted stock of the Company pursuant to the 2004 Restricted Stock Purchase Plan. These shares were purchased for $0.01 per share or $306.

(5)   Includes the discretionary matching contributions by the Company for a 401(k) savings plan and, for Mr. Falcone, an automobile allowance of $9,698 for the year ended December 31, 2006.

The following table represents the grant date fair value of stock awards for the year ended December 31, 2006.

Grants of Plan-Based Awards Table
		Estimated Future Payouts Under			Grant Date
		Equity Incentive Plan Awards(1)			Fair Value
Name	Grant Date	Threshold	Target	Maximum	of Stock(2)
Richard Falcone	11/13/2006	3,162	6,323	9,484	$6

(1)   Mr. Falcone's 2006 restricted stock grant of 9,484 shares vests over three separate periods. 33.34% of the award vests over a period of 2 years and will be fully vested by December 31, 2008. An additional 33.33% of the award vests in increments based upon achievement of specific performance criteria; the remaining 33.33% vest upon a change in control of the Company.

(2)   The grant date fair value of the stock was calculated in accordance with SFAS No. 123R. See Footnote 9, Stockholders' Equity, to our Consolidated Financial Statements for a description of the method used to calculate fair value.

The following table represents outstanding equity awards, or restricted stock grants that were unvested as of December 31, 2006.

	Outstanding Equity Awards at December 31, 2006
			Equity Incentive
		Market	Plan Awards:
	Number of	Value of	Number of	Market or Payout
	Shares That	Shares That	Unearned Shares	Value of Unearned
	Have Not	Have Not	That Have Not	Shares That Have
	Vested (1)(a)	Vested(2)	Vested(1)(b)	Not Vested(2)
Richard Falcone	8,851.61	$53,110	6,483.19	$38,899
Neal Thomas	1,001.25	6,008	-	-
Jack McCarthy	1,001.25	6,008	-	-
Keith Kelson	914.51	5,487	3,291.27	19,748
John Viola	886.80	5,321	3,191.54	19,149
Randy Hoffman	886.80	5,321	3,191.54	19,149
Greg Haertling	739.00	4,434	1,662.26	9,974
Robert Rae	886.80	5,321	3,191.54	19,149
Julie Hoagland	189.33	1,136	681.49	4,089
Dennis Reinhold	1,052.39	6,314	2,443.52	14,661
Totals	16,409.74	$98,460	24,136.35	$144,818

(1)   All shares were purchased by the executives for $.01 per share. Restricted stock vests (a) ratably over a period or periods, or (b) based upon either a change in control of the Company or performance criteria as provided in the related restricted stock purchase agreement.

(2)   Assumes a market value of $6 per share, which we estimated to be the fair value of the stock as of the last grant date.

The following table details the Class B restricted stock shares awarded and the fair value of stock-based compensation to our directors and named executive officers for the year ended December 31, 2006.

	Number of	Value Realized
Name	Shares Vested	On Vesting(1)
Richard Falcone	4,781.90	$28,691
Keith Kelson	1,097.25	6,584
John Viola	1,064.00	6,384
Randy Hoffman	1,064.00	6,384
Greg Haertling	554.17	3,325
Robert Rae	1,064.00	6,384
Julie Hoagland	227.22	1,363
Dennis Reinhold	814.63	4,888
Neal Thomas	333.75	2,003
Jack McCarthy	333.75	2,003
Totals	11,334.67	$68,009

(1)   The value realized on vesting is the most recent fair value of $6.00 per share times the number of shares vested during 2006. None of the directors or named executive officers received cash or other property as their restricted shares vested. Because of the transfer restrictions on our Class B Common Stock, the holders of such shares cannot freely transfer them.

Employment Agreements

On November 13, 2006, the Company entered into a new employment contract with Richard Falcone, the Company’s Chairman of the Board, President, and Chief Executive Officer. The employment contract extends through January 5, 2009 and provides that Mr. Falcone will receive (i) a minimum base salary of $400,000 per year; (ii) the potential to earn an annual bonus at 100% of his base salary, which is earned upon achievement of objectives mutually agreed upon by Mr. Falcone and our Board of Directors for each year; (iii) eligibility to receive restricted shares of the Company’s Class B common stock; (iv) an automobile allowance of $850 per month; and (v) other benefits, such as life and health insurance, paid vacation, and reimbursement of business expenses.

Additionally, Mr. Falcone received a one-time bonus, payable upon the contract execution date, of $485,500 and will also receive a $460,000 bonus payable at the end of the contract term.

Mr. Falcone continues to report directly to our board of directors and must secure the board’s written consent before consulting with any other entity or gaining more than a 5% ownership interest in any enterprise other than Securus, unless such ownership interest will not have a material adverse effect upon his ability to perform his duties under this agreement. We may terminate Mr. Falcone’s employment for cause, in which case we will pay him any base salary accrued or owing to him through the date of termination, less any amounts he owes to us. We may also terminate Mr. Falcone’s employment without cause or Mr. Falcone may terminate his own employment due to the occurrence of events constituting constructive discharge. If Mr. Falcone is terminated without cause or is constructively discharged, we will pay Mr. Falcone an amount equal to (i) the lesser of (1) two times his annual base salary or (2) the amount of remaining base salary that would have been payable to him from the date of such termination of employment through the agreement expiry date plus an additional six months of base salary, plus (ii) the benefits which were paid to him in the year prior to the year in which his employment was terminated, plus (iii) a pro-rated bonus for the year in which Mr. Falcone’s employment was terminated.

During Mr. Falcone’s employment and for the one-year period (or, under certain conditions, up to the two-year period) immediately following the expiration or earlier termination of the employment period, Mr. Falcone is prohibited from competing with us anywhere in the United States, including locations in which we currently operate and plan to expand, and must abide by customary covenants to safeguard our confidential information.

In conjunction with the execution of the new employment contract, the Company entered into a restricted stock purchase agreement with Mr. Falcone whereby Mr. Falcone received an additional 9,484 shares of Class B common stock.

We have an employment letter agreement with Keith Kelson, our chief financial officer. The agreement term continues until terminated by either party. If the agreement is terminated for any reason other than gross misconduct, Mr. Kelson is entitled to receive a severance payment of twelve months salary. During 2006, Mr. Kelson earned a base salary of $198,375 and an annual bonus of $110,468.

Separation Agreements

We entered into a separation agreement with Richard E. Cree whereby, effective June 30, 2005, Mr. Cree resigned as Chairman of our board of directors, but remains as a non-executive member of our board of directors. In connection with his resignation, Mr. Cree was paid severance from July 2005 through November 30, 2006 at a rate of $305,000 per year, plus paid health insurance premiums and his employment agreement terminated on July 1, 2005. Mr. Cree is reimbursed for reasonable expenses incurred in attending meetings of our board of directors, but will not receive any other compensation. Pursuant to Mr. Cree’s former employment agreement, he continues to be prohibited from competing with us and must abide by customary covenants to safeguard our confidential information through June 30, 2007.

2004 Restricted Stock Purchase Plan

We have adopted a 2004 Restricted Stock Purchase Plan under which our employees may purchase shares of our Class B common stock as of December 31, 2006, the maximum number of authorized shares subject to grants under the 2004 Restricted Stock Purchase Plan was 65,000 shares of Class B common stock, subject to adjustment for changes in our capital structure such as stock dividends, stock splits, stock subdivisions, mergers and recapitalizations. Our board of directors administers the restricted stock purchase plan. The plan is designed to serve as an incentive to attract and retain qualified and competent employees. The per share purchase price for each share of restricted stock is determined by our board of directors. Generally, restricted stock will vest based on performance criteria, ratably over a period or periods, or upon a change of control of the Company, as provided in the related restricted stock purchase agreements and the plan.

Compensation Committee Interlocks and Insider Participation

Our board of directors has not established a compensation committee. Consequently, during 2006 our entire board of directors participated in the determination of our executive officers’ compensation. Included in the 2006 compensation meetings were Richard Falcone, our current Chairman, President, and Chief Executive Officer, Richard Cree, our former Chairman, Brian Schwartz, our former President and Lewis Schoenwetter, our former Vice President and Treasurer.

Indemnification Agreements

We have entered into indemnification agreements with certain of our officers and directors which provide for their indemnification and the reimbursement and advancement to them of expenses, as applicable, in connection with actual or threatened proceedings and claims arising out of their status as a director or officer.

Director Compensation

Except for Messrs. McCarthy and Thomas, our directors receive no compensation for serving on the board. The board members do, however, receive reimbursement of reasonable expenses incurred in attending meetings. Each of Messrs. McCarthy and Thomas receives $50,000 annually for serving on the board and audit committee and Mr. Thomas receives $6,000 annually for serving as Chairman of the Audit Committee. Additionally, Mr. Thomas and Mr. McCarthy each purchased 665 and 1,335 shares of restricted stock in 2005 and 2006, respectively, for $0.01 per share. Securus Technologies’ outside director compensation for the years ended December 31, 2006 is as follows:

Director Compensation Table(1)
	Fees Earned
	or Paid	Stock	Total
Name	in Cash	Awards	Compensation
James Neal Thomas	$56,000	$2,003	$58,003
Jack McCarthy	$50,000	$2,003	$52,003

(1)   Our only equity compensation plan is our 2004 restricted stock plan which has been approved by shareholders. As of December 31, 2006, there were 65,000 shares authorized under the plan. During the fourth quarter of 2006, we issued 12,154 shares of Class B Common Stock pursuant to our 2004 Restricted Stock Purchase Plan, which resulted in us issuing 651 more shares of Class B Common Stock than were authorized by the plan and our certificate of incorporation. On March 15, 2007, our stockholders approved an increase in the number of shares of Class B Common Stock authorized by the plan and our certificate of incorporation to 75,000 and ratified all prior issuances under the plan. The stockholders’ consent, the 2004 Restricted Stock Purchase Plan and the amendment to our certificate of incorporation are filed as exhibits to this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 1, 2007, with respect to the beneficial ownership of shares of our common stock by:

•	each person who is known to us to beneficially own more than 5% of the outstanding shares of common stock;
•	each of our directors;
•	each of the chief executive officer, principal financial officer and the three other most highly compensated executive officers who were serving as executive officers on December 31, 2006; and
•	all current directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person is determined under rules promulgated by the SEC. Under these rules, a person is deemed to have “beneficial ownership” of any shares over which that person has voting or investment power, or shares such power, plus any shares that the person may acquire within 60 days, including through the exercise of stock options. Unless otherwise indicated, each person in the table has sole voting and investment power over the shares listed. The inclusion in the table of any shares does not constitute an admission of beneficial ownership of those shares by the named stockholder. For each person, the “Number of Shares Beneficially Owned” column may include shares of common stock attributable to the person due to that person’s voting or investment power or other relationship.

	Number of Shares
	Beneficially Owned
			Percentage
		Class B	of Common
Name and Address of Beneficial Owner (1)	Common stock	Common stock	stock (2)
5% Stockholders
H.I.G.-TNetix, Inc.(3)	480,789.95	-	72.62%
1001 Brickell Bay Drive, 27th Floor Miami, Florida 33131
AIF Investment Company(4)	147,456.62	-	22.27%
1001 Brickell Bay Drive, 27th Floor Miami, Florida 33131
Alpine Associates, L.P.(5)	37,637.72	-	5.69%
100 Union Avenue, Suite 7 Cresskill, NJ 07626
Laminar Direct Capital, L.P.(6)	48,461.00	-	7.32%
10000 Memorial Drive, Suite 500 Houston, TX 77024
Directors
Richard E. Cree(7)	7,894.74	-	1.19%
Richard Falcone(8)	2,491.23	26,340.96	4.36%
Sami Mnaymneh(10)	480,789.95	-	72.62%
Tony Tamer(10)	480,789.95	-	72.62%
Brian Schwartz(10)	480,789.95	-	72.62%
Douglas Berman(10)	480,789.95	-	72.62%
Lewis Schoenwetter(10)	480,789.95	-	72.62%
Jack McCarthy(9)	-	2,000.00	*
James Neal Thomas(9)	-	2,000.00	*
Other Named Executive Officers
Keith Kelson(9)	-	6,583.19	*
Robert Rae(9)	-	6,383.69	*
John Viola(9)	-	6,383.69	*
Dennis Reinhold(9)	-	6,383.69	*
Directors and executive officers as a group –(16 persons) (11)	491,175.92	67,146.93	84.34%

*Denotes less than 1%

(1)   Unless otherwise indicated, the address of each beneficial owner listed above is c/o Securus Technologies, Inc., 14651 Dallas Parkway, Suite 600, Dallas, Texas 75254-8815.

(2)   Represents the aggregate ownership of our Common stock and Class B common stock. Calculated based on 662,017.58 shares of Common stock and Class B common stock outstanding as of March 1, 2007, giving effect to immediately exercisable options and warrants to purchase an aggregate of 51,011 shares of common stock. See notes (5), (6) and (7) below.

(3)  Includes an aggregate of 147,456.62 shares of Common stock beneficially owned by AIF Investment Company. AIF Investment Company is wholly-owned by H.I.G.-TNetix. Each of Messrs. Mnaymneh and Tamer currently serve as a director and officer of H.I.G.-TNetix, Inc. Messrs. Mnaymneh and Tamer constitute all of the officers and directors of H.I.G.-TNetix, Inc.

(4)   H.I.G.-TNetix is the majority stockholder of AIF Investment Company. Each of Messrs. Mnaymneh and Tamer currently serve as a director and officer of AIF Investment Company. Messrs. Mnaymneh and Tamer constitute all of the officers and directors of AIF Investment Company.

(5)   Includes 4,064 shares held by Alpine Partners, L.P., an affiliate of Alpine Associates, L.P. Also represents exercisable warrants to purchase an aggregate of 2,550 shares of our common stock granted in connection with the senior subordinated debt financing. These warrants are exercisable at the option of the holder at any time through September 9, 2014.

(6)   Represents warrants to purchase an aggregate of 48,461 shares of Common stock granted in connection with the senior subordinated debt financing. These warrants are exercisable at the option of the holder any time through September 9, 2014.

(7)   Includes 7,894.74 shares of Common stock acquired by Mr. Cree concurrently with the closing of the Transactions.

(8)   Represents 2,491.23 shares of Common stock acquired by Mr. Falcone concurrently with our acquisition of Evercom. Also represents 26,340.96 shares of Class B common stock purchased by Mr. Falcone pursuant to our 2004 Restricted Stock Purchase Plan.

(9)   Represents shares of Class B common stock purchased in connection with our 2004 Restricted Stock Purchase Plan. Mr. Reinhold purchased an additional 1,496.17 shares of Class B common stock on February 14, 2007.

(10)  Represents shares beneficially owned by H.I.G.-TNetix, Inc. and AIF Investment Company. H.I.G. Capital Partners III, L.P. is the controlling stockholder of H.I.G.-TNetix, Inc. and H.I.G. — TNetix is the controlling stockholder of AIF Investment Company. Each of Messrs. Mnaymneh and Tamer is a member of H.I.G. Advisors III, L.L.C., the general partner of H.I.G. Capital Partners III, L.P., the ultimate parent entity of H.I.G.-TNetix, Inc. and AIF Investment Company. Messrs. Mnaymneh, Tamer, Schwartz, Berman and Schoenwetter may, by virtue of their respective relationships with either H.I.G.- TNetix, Inc., AIF Investment Company or H.I.G. Capital, L.L.C., be deemed to beneficially own the securities held by H.I.G.-TNetix, Inc. and AIF Investment Company, and to share voting and investment power with respect to such securities. Each of Messrs. Mnaymneh, Tamer, Schwartz, Berman and Schoenwetter disclaim beneficial ownership of the securities beneficially owned by H.I.G.-TNetix and AIF Investment Co. The address of each of Messrs. Mnaymneh, Tamer, Schwartz, Berman and Schoenwetter is c/o H.I.G. Capital, LLC, 1001 Brickell Bay Drive, 27th Floor, Miami, Florida 33131.

(11)   Represents (a) 77,532.90 shares beneficially owned by Richard E. Cree, Richard Falcone, Keith Kelson, Julie Hoagland, Robert Rae, John Viola, Greg Haertling, Randy Hoffman, Dennis Reinhold, Jack McCarthy and Neil Thomas, and (b) 480,789.95 shares beneficially owned by H.I.G.-TNetix, Inc. and AIF Investment Company and attributable to each of the Messrs. Mnaymneh, Tamer, Schwartz, Berman and Schoenwetter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Restricted Stock Purchase Agreements

We have entered into restricted stock purchase agreements with Mr. Falcone and other members of our management pursuant to our 2004 Restricted Stock Plan. The maximum number of Class B shares of common stock subject to grants under the 2004 Restricted Stock Purchase Plan was 65,000 as of December 31, 2006 shares of common stock, subject to adjustment. Contemporaneously with the closing of the Evercom acquisition, Mr. Falcone purchased 16,856.96 shares of restricted stock pursuant to the terms of a restricted stock purchase agreement. In 2006, Mr. Falcone purchased an additional 9,484.00 shares of restricted stock in connection with the execution of his new employment agreement. During 2006, another 39,309.80 shares were issued under the plan to other executives, employees and members of our Board of Directors. Pursuant to the terms of the plan and the applicable restricted stock purchase agreements, shares of stock are subject to time and performance vesting based upon the length of service such executive has with us and other vesting criteria including obtaining a specified sales price in connection with our sale to an independent third party. Shares of common stock issuable pursuant to restricted stock purchase agreements are subject to certain rights of repurchase and certain restrictions on transfer. Generally, shares of restricted stock that have not vested prior to or in connection with a sale of us to an independent third party are forfeited to us without consideration.

Equity Investment by Richard Falcone

In connection with our acquisition of Evercom, Richard Falcone, our Chairman, President, and Chief Executive Officer, purchased 2,491.23 shares of our common stock for an aggregate purchase price of $142,000, or a price per share of $57. Additionally, Mr. Falcone acquired an aggregate of 26,340.96 shares of Class B restricted common stock pursuant to a restricted stock purchase agreement. These restricted shares are subject to forfeiture pursuant to the terms of our 2004 Restricted Stock Purchase Plan and the restrictions described hereafter. With respect to 36.6% of the restricted stock, the restriction period ends upon the sale of our stock by certain of our other stockholders. The restriction period for 31.7% of the restricted stock ends upon the lapse of time, 6.3% each December 31 and June 30 beginning December 31, 2004. With respect to the remaining shares, the restriction period ends upon our attainment of certain performance measures determined by our board of directors and Mr. Falcone. Further, upon a change of control of Securus, the restriction period will end for all of Mr. Falcone’s restricted shares that have not previously vested. The restricted shares are entitled to dividends, if declared, which will be distributed upon termination of the restriction period with respect to any such restricted shares.

Equity Investment by Richard E. Cree

In September 2004, Richard E. Cree, our former Chairman, purchased 7,894.74 shares of our common stock for an aggregate purchase price of $450,000, or a price per share of $57. In addition to the foregoing investment by

Mr. Cree, we also granted him the option to purchase an additional $300,000 of shares of our common stock at a price per share of $57, which option was exercisable for the 12-month period beginning September 9, 2004. Those options have expired.

Stockholders’ Agreement

We and our stockholders have entered into a stockholders’ agreement to assure continuity in our management and ownership, to limit the manner in which our outstanding shares of capital stock may be transferred, and to provide certain registration rights. The stockholders’ agreement provides for customary transfer restrictions, rights of first refusal to Securus and our stockholders, preemptive rights, drag-along and tag-along rights, and registration rights.  The stockholders’ agreement also provides that as long as H.I.G.-TNetix, Inc., or its affiliates owns more than 50% of our common stock, H.I.G.-TNetix or its affiliate may designate the majority of our board of directors. We have also agreed to pay an aggregate of $100,000 annually on a pro rata basis to those Evercom stockholders who invested in our Company contemporaneously with the closing of the Evercom acquisition.

Additionally, we have agreed to indemnify our stockholders (as sellers of securities, not as officers or directors), their officers and directors, and each person who controls such stockholder for losses which the indemnified person may sustain, incur or assume as a result of our violation of the Securities Act, the Exchange Act or any state securities law, or any untrue or alleged untrue statement of material fact contained in any document we file with the SEC.

H.I.G. Capital, LLC Consulting Agreements

Consulting Services Agreement

We have a consulting services agreement with H.I.G. pursuant to which H.I.G. is paid an annual fee of $750,000 for management, consulting and financial advisory services. In addition, H.I.G. is entitled to receive fees equal to 2% of the consideration received by us upon a public offering of our capital stock or the sale of all or substantially all of our assets, which provision survives the termination of the agreement.

Professional Services Agreement

We also have a professional services agreement with H.I.G., pursuant to which H.I.G. is paid investment banking fees equal to 2% of the value of any transaction in which we (i) sell all or substantially all of our assets or a majority of our stock, (ii) acquire any other companies or (iii) secure any debt or equity financing. In connection with our acquisition of Evercom, H.I.G. received a professional services fee equal to 2% of the transaction value, or approximately $2.5 million.

Management

Certain of our directors are affiliated with H.I.G. Mr. Sami Mnaymneh and Mr. Tony Tamer are managing partners of H.I.G., and Mr. Brian Schwartz, Mr. Douglas Berman and Mr. Lewis Schoenwetter are managing directors of H.I.G.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table represents the aggregate fees paid or accrued for services rendered by KPMG LLP, our independent registered public accounting firm, for the years ended December 31, 2005 and December 31, 2006 (in thousands).

	2005	2006
Audit fees	$645	$631
Audit-related fees	35	-
Tax fees	-	-
Total fees	$680	$631

Audit Fees

Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

These are fees for assurance and related services and consisted primarily of audits of employee benefit plans, specific internal control process reviews and consultations regarding accounting and financial reporting.

Tax Fees

Tax fees consist of fees for tax compliance and tax advice services associated with the preparation of original tax returns and requests for technical advice from taxing authorities. All tax services are provided by an outside firm unrelated to KPMG LLP.

Audit Committee’s Pre-approval Policy and Procedures

The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent auditor. This policy generally provides that we will not engage our independent auditor to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent auditor during the next 12 months. Any such pre-approval would be detailed as to the particular service or type of services to be provided and would be generally subject to a maximum dollar amount.

De minimis non-audit services that were not recognized at the time of the engagement to be non-audit services, may be approved by the audit committee prior to the completion of the audit in accordance with applicable SEC rules governing de minimis non-audit services.

The audit committee may delegate to one or more members of the audit committee the authority to pre-approve audit or non-audit services to be provided by the independent accountants, provided that any such pre-approval shall be reported to the full audit committee at its next scheduled meeting.

During fiscal year 2006, no services were provided to us by KPMG LLP or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to Consolidated Financial Statements

1.	Financial Statements: The following financial statements and schedules of Securus Technologies, Inc. are included in this report:
• Consolidated Balance Sheets — As of December 31, 2005 and December 31, 2006

•

Consolidated Statements of Operations —For the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor), and for the 355 Day Period from January 12, 2004 (Inception) to December 31, 2004 (Successor) and the Years Ended December 31, 2005 and 2006.

•

Consolidated Statements of Stockholders’ Equity (Deficit) — For the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor), and for the 355 Day Period from January 12, 2004 (Inception) to December 31, 2004 (Successor) and for the Years Ended December 31, 2005 and 2006.

•

Consolidated Statements of Cash Flows — For the 62 Day Period from January 1, 2004 to March 2, 2004 (Predecessor), and for the 355 Day Period from January 12, 2004 (Inception) to December 31, 2004 (Successor) and for the Years Ended December 31, 2005 and 2006.

• Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: None.

3.	Exhibits: The exhibits which are filed with this report or which are incorporated herein by reference are set forth in the Exhibit Index on page 88 which is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2007.

SECURUS TECHNOLOGIES, INC.

By:	/s/RICHARD FALCONE
Richard Falcone,
Chairman of the Board,
President, Chief Executive Officer
(Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities below on the dates indicated.

Signature	Capacity	Date

/s/RICHARD FALCONE	Chairman, President, Chief Executive Officer	March 29, 2007
Richard Falcone	and Director (Principal Executive Officer)

/s/RICHARD CREE	Director	March 29, 2007
Richard Cree

/s/SAMI MNAYMNEH	Director	March 29, 2007
Sami Mnaymneh

/s/TONY TAMER	Director	March 29, 2007
Tony Tamer

/s/BRIAN SCHWARTZ	Director	March 29, 2007
Brian Schwartz

/s/DOUGLAS BERMAN	Director	March 29, 2007
Douglas Berman

/s/LEWIS SCHOENWETTER	Director	March 29, 2007
Lewis Schoenwetter

/s/JAMES NEAL THOMAS	Director	March 29, 2007
James Neal Thomas

/s/JACK MCCARTY	Director	March 29, 2007
Jack McCarthy

/s/KEITH KELSON	Chief Financial Officer	March 29, 2007
Keith Kelson	(Principal Financial Officer)

Exhibit Index

2.1

Agreement and Plan of Merger by and among TZ Holdings, Inc., New Mustang Acquisition, Inc., Evercom Holdings, Inc. and such individual designated by Evercom Holdings, Inc. who joins the Agreement and Plan of Merger (as Indemnification Representative, solely with respect to Sections 1.10, 6.4, 7.11, 9.2, 11.5, 11.6 and 12.14), dated as of July 10, 2004, incorporated by reference from the Company’s Form S-4 filed with the SEC on May 16, 2006 (the “S-4”).

3.1	Amended and Restated Certificate of Incorporation of Securus Technologies, Inc., filed on August 6, 2004, incorporated by reference from the S-4.

3.1.1*	Amended and Restated Certificate of Incorporation of Securus Technologies, Inc., filed on March 15, 2007.

3.2	Amended and Restated Bylaws of Securus Technologies, Inc., incorporated by reference from the S-4.

3.3	Certificate of Incorporation of T-Netix, Inc., filed on September 7, 2001, as amended, incorporated by reference from the S-4.

3.4	Bylaws of T-Netix, Inc, incorporated by reference from the S-4.

3.5	Articles of Incorporation of Telequip Labs, Inc., filed on November 9, 1987, as amended, incorporated by reference from the S-4.

3.6	Amended and Restated Bylaws of Telequip Labs, Inc., incorporated by reference from the S-4.

3.7	Articles of Incorporation of T-NETIX Telecommunications Services, Inc., filed on February 11, 1988, as amended, incorporated by reference from the S-4.

3.8	Bylaws of T-NETIX Telecommunications Services, Inc., incorporated by reference from the S-4.

3.9	Certificate of Incorporation of Evercom Holdings, Inc., filed on November 25, 2002, as amended, incorporated by reference from the S-4.

3.10	Bylaws of Evercom Holdings, Inc., incorporated by reference from the S-4.

3.11	Amended and Restated Certificate of Incorporation of Evercom, Inc., filed on February 19, 2003, incorporated by reference from the S-4.

3.12	Bylaws of Evercom, Inc., incorporated by reference from the S-4.

3.13	Certificate of Incorporation of Evercom Systems, Inc., filed on August 22, 1997, as amended, incorporated by reference from the S-4.

3.14	Bylaws of Evercom Systems, Inc., incorporated by reference from the S-4.

4.1	Form of 11% Second-priority Senior Secured Notes due 2011, incorporated by reference from the S-4.

4.2

Indenture, dated as of September 9, 2004, by and among Securus, T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., Evercom, Inc., EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.3

Registration Rights Agreement, dated August 18, 2004, by and among Securus Technologies, Inc., Credit Suisse First Boston LLC and Morgan Stanley & Co. Incorporated, incorporated by reference from the S-4.

4.4

Security Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.5

Patent Security Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.6

Copyright Security Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.7

Trademark Security Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.8

Pledge Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.9

Credit Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., as the Borrower, the Subsidiaries of the Borrower, as Guarantors, the Financial Institutions party thereto as the Lenders, and ING Capital LLC as the Issuing Lender and Administrative Agent, incorporated by reference from the S-4.

4.10

Intercreditor Agreement, dated as of September 9, 2004, by and among Laminar Direct Capital, L.P., a Delaware limited partnership, Securus Technologies, Inc., T-Netix, Inc., a Delaware corporation, T-NETIX Telecommunications Services, Inc., a Texas corporation, T-Netix Monitoring Corporation, a Colorado corporation, SpeakEZ, Inc., a Colorado corporation, Telequip Labs, Inc., a Nevada corporation, Evercom Holdings, Inc., a Delaware corporation, Evercom, Inc., a Delaware corporation, EverConnect, Inc., a Delaware corporation, Evercom Systems, Inc., a Delaware corporation, and The Bank of New York Trust Company, N.A., incorporated by reference from the S-4.

4.11

Intercreditor Agreement, dated as of September 9, 2004, by and among ING Capital, LLC, as Intercreditor Agent, The Bank of New York Trust Company, N.A., as Trustee, Securus Technologies, Inc., and each subsidiary of Securus Technologies, Inc., incorporated by reference from the S-4.

4.12

First Amendment to Credit Agreement, dated October 12, 2005 among Securus Technologies, Inc., the subsidiary guarantors, ING Capital LLC, as syndicated issuing lender, alternative issuing lender and administrative agent, and lenders from time to time parties thereto, incorporated by reference from the Company’s current report on Form 8-K filed as Exhibit 10.1 with the SEC on October 13, 2005.

4.13

Second Amendment to Credit Agreement dated April 17, 2006 among Securus Technologies, Inc., the subsidiary guarantors, ING Capital LLC, as syndicated issuing lender, alternative issuing lender and administrative agent, and lenders from time to time parties thereto.

4.14

Note Purchase Agreement, dated as of September 9, 2004, by and among Securus Technologies, Inc., T-Netix, Inc., Telequip Labs, Inc., T-Netix Telecommunications Services, Inc., SpeakEZ, Inc., T-Netix Monitoring Corporation, Evercom Holding, Inc., Evercom, Inc., Evercom Systems, Inc., FortuneLinX, Inc., and Everconnect, Inc. and Laminar Direct Capital L.P., incorporated by reference from the Company's Form 10-K/A filed on September 13, 2006.

10.1

Stockholders Agreement, dated September 9, 2004, by and among Securus Technologies, Inc., H.I.G., T-Netix, Inc., a company organized under the laws of the Cayman Islands, American Capital Strategies, Ltd., a Delaware corporation, Laminar Direct Capital, L.P., a Delaware limited partnership, and each of the other investors then or thereafter set forth on the signature pages thereto, incorporated by reference from the S-4.

10.2	Amended and Restated Consulting Services Agreement, dated as of September 9, 2004, by and between T-Netix, Inc., Evercom Systems, Inc. and H.I.G. Capital, LLC, incorporated by reference from the S-4.

10.3

Amended and Restated Professional Services Agreement, dated as of September 9, 2004, by and between T-Netix, Inc., Evercom Systems, Inc., and H.I.G. Capital, LLC, incorporated by reference from the S-4.

10.4

Office Lease Agreement, dated as of November 8, 2004, by and between T-Netix, Inc. and the Prudential Insurance Company of America, incorporated by reference from the Company’s Form 10-Q as filed with the SEC on August 15, 2005.

10.5

First Amendment to the Office Lease Agreement, dated as of November 19, 2004, by and between T-Netix, Inc. and the Prudential Insurance Company of America, incorporated by reference from the Company’s Form 10-Q as filed with the SEC on August 15, 2005.

10.6

Class Action Settlement Agreement, dated December 20, 2005, by and between plantiffs, Elena Condes, Brian H. Getz, Bicka Barlow and Christopher Fank, individually and in their capacity as class representatives, and defendants, Evercom Systems, Inc. and T-Netix Telecommunications Services, Inc., incorporated by reference from the Company’s Form 8-K as filed with the SEC on January 31, 2006.

10.7	Restricted Stock Purchase Agreement, dated as of September 9, 2004 between Securus Technologies, Inc. and Richard Falcone, incorporated by reference from the S-4.

10.8	2004 Restricted Stock Purchase Plan.

10.8.1*	First Amendment to 2004 Restricted Stock Purchase Plan and Stockholder Consent, increasing authorized shares under the plan.

10.9	Employment Agreement, dated November 13, 2006, by and between the Company and Richard Falcone.

14.1*	Code of Ethics.

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley of 2002.

*	Filed herewith